Form 10-Q
period 2021-09-30
Verona Pharma plc
filed 2021-11-09
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2021, the registrant had 480,082,966 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 60,010,371 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$166,547	$187,986
Prepaid expenses	6,672	4,538
Tax and tax incentive receivable	10,606	8,260
Other current assets	667	1,720
Total current assets	184,492	202,504

Non-current assets:
Furniture and equipment, net	88	107
Goodwill	545	545
Equity interest	15,000	—
Right-of-use assets	1,435	1,050
Total non-current assets	17,068	1,702
Total assets	$201,560	$204,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9	$178
Accrued expenses	26,457	10,863
Operating lease liability	690	798
Warrants	2	2,246
Taxes payable	397	—
Other current liabilities	185	118
Total current liabilities	27,740	14,203

Non-current liabilities:
Term loan	4,821	4,635
Operating lease liability	797	514
Total non-current liabilities	5,618	5,149
Total liabilities	33,358	19,352

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 489,177,550 and 488,304,446 issued, and 477,649,646 and 463,304,446 outstanding, at September 30, 2021 and December 31, 2020, respectively	31,855	31,794
Additional paid-in capital	382,005	366,411
Ordinary shares held in treasury	(770)	(1,700)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(240,287)	(207,050)
Total shareholders' equity	168,202	184,854
Total liabilities and shareholders' equity	$201,560	$204,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Profit/(Loss)
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$40,000	$—	$40,000	$—
Operating expenses
Research and development	22,560	12,820	56,697	28,259
Selling, general and administrative	10,883	8,284	28,150	18,318
Total operating expenses	33,443	21,104	84,847	46,577
Operating profit/(loss)	6,557	(21,104)	(44,847)	(46,577)
Other income/(expense)
Research and development tax credit	4,749	2,338	10,655	5,809
Interest income	4	13	11	116
Interest expense	(86)	—	(255)	—
Fair value movement on warrants	40	(978)	2,244	(747)
Foreign exchange (loss)/gain	(86)	844	117	1,188
Total other income, net	4,621	2,217	12,772	6,366
Profit/(loss) before income taxes	11,178	(18,887)	(32,075)	(40,211)
Income tax expense	(127)	(44)	(232)	(110)
Net profit/(loss)	11,051	(18,931)	(32,307)	(40,321)
Other comprehensive profit/(loss):
Foreign currency translation adjustments	—	—	—	(2,321)
Total comprehensive profit/(loss) attributable to shareholders of the Company	$11,051	$(18,931)	$(32,307)	$(42,642)

Profit/(loss) per ordinary share - basic	$0.02	$(0.05)	$(0.07)	$(0.20)
Profit/(loss) per ordinary share - diluted	$0.02	$(0.05)	$(0.07)	$(0.20)

Weighted-average shares outstanding - basic	475,334,354	344,809,792	471,159,171	197,049,240
Weighted-average shares outstanding - diluted	515,819,439	344,809,792	471,159,171	197,049,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2021	488,304,446	$31,794	$366,411	$(1,700)	$(4,601)	$(207,050)	$184,854
Net loss	—	—	—	—	—	(21,290)	(21,290)
Share-based compensation	—	—	8,850	—	—	—	8,850
Restricted share units vested	—	—	—	30	—	(30)	—
Balance at March 31, 2021	488,304,446	$31,794	$375,261	$(1,670)	$(4,601)	$(228,370)	$172,414
Net loss	—	—	—	—	—	(22,068)	(22,068)
Share-based compensation	—	—	7,450	—	—	—	7,450
Restricted share units vested	—	—	—	827	—	(827)	—
Common shares withheld for taxes on vested stock awards	—	—	(3,782)	—	—	—	(3,782)
Issuance of common shares under at-the-market sales agreement	434,704	30	353	—	—	—	383
Balance at June 30, 2021	488,739,150	$31,824	$379,282	$(843)	$(4,601)	$(251,265)	$154,397
Net profit	—	—	—	—	—	11,051	11,051
Share-based compensation	—	—	4,938	—	—	—	4,938
Restricted share units vested	—	—	—	73	—	(73)	—
Common shares withheld for taxes on vested stock awards	—	—	(2,167)	—	—	—	(2,167)
Issuance of common shares under at-the-market sales agreement	438,400	31	319	—	—	—	350
Equity settled share-based compensation reclassified as cash-settled	—	—	(367)	—	—	—	(367)
Balance at September 30, 2021	489,177,550	$31,855	$382,005	$(770)	$(4,601)	$(240,287)	$168,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2020	105,326,638	$7,265	$179,535	$(2,280)	$(141,779)	$42,741
Net loss	—	—	—	—	(12,346)	(12,346)
Retranslation of foreign operations	—	—	—	(2,157)	—	(2,157)
Share-based compensation	—	—	1,867	—	—	1,867
Issuance of ordinary shares from restricted share units	887,080	52	—	—	—	52
Balance at March 31, 2020	106,213,718	$7,317	$181,402	$(4,437)	$(154,125)	$30,157
Net loss	—	—	—	—	(9,044)	(9,044)
Retranslation of foreign operations	—	—	—	(164)	—	(164)
Share-based compensation	—	—	950	—	—	950
Issuance of ordinary shares from restricted share units	267,288	16	—	—	(68)	(52)
Balance at June 30, 2020	106,481,006	$7,333	$182,352	$(4,601)	$(163,237)	$21,847
Net loss	—	—	—	—	(18,931)	(18,931)
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of ordinary shares from restricted share units	322,296	21	—	—	(21)	—
Issuance of ordinary shares, net of issuance costs	355,831,184	22,700	164,660	—	—	187,360
Balance at September 30, 2020	462,634,486	$30,054	$353,498	$(4,601)	$(182,189)	$196,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss:	$(32,307)	$(40,321)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss/(gain)	556	(1,282)
Amortization of debt issue costs	92	—
Accretion of redemption premium on debt	94	—
Fair value movement on warrants	(2,244)	747
Impairment of right-of-use asset	—	289
Share-based compensation	21,238	9,303
Depreciation and amortization	467	472
Equity interest	(15,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,134)	(2,444)
Tax incentive receivable	(2,677)	3,336
Other current assets	1,053	1,151
Right-of-use asset	(823)	—
Accounts payable	(169)	(983)
Accrued expenses	15,595	3,916
Lease liabilities	177	(461)
Taxes payable	451	—
Other current liabilities	(300)	(4)
Net cash used in operating activities	(15,931)	(26,281)
Cash flows from investing activities:
Purchases of furniture and equipment	(11)	(73)
Sale of short-term investments	—	9,792
Net cash (used in)/provided by investing activities	(11)	9,719
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	200,156
Payment of offering costs in connection with the issuance of ordinary shares	—	(11,763)
Payments of withholding taxes from share-based awards	(5,949)	—
Proceeds from at-the-market sales agreement	733	—
Net cash (used in)/provided by financing activities	(5,216)	188,393
Effect of exchange rate changes on cash and cash equivalents	(281)	(291)
Net change in cash and cash equivalents	(21,439)	171,540
Cash and cash equivalents at beginning of the period	187,986	30,428
Cash and cash equivalents at end of the period	$166,547	$201,968
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$162	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Organization and description of business operations
Verona Pharma plc (the “Company”) is incorporated and domiciled in the United Kingdom. Verona Pharma plc has one wholly-owned subsidiary, Verona Pharma, Inc., a Delaware corporation. Rhinopharma Limited, a Canadian company that was previously a non-operating, wholly-owned subsidiary, was dissolved in June 2021. The address of the registered office is 1 Central Square, Cardiff, CF10 1FS, United Kingdom.
The Company is a clinical-stage biopharmaceutical group focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. The Company’s American Depositary Shares (“ADSs”) are listed on Nasdaq and trade under the symbol “VRNA”.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $240.3 million as of September 30, 2021. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of September 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In March, 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the nine months ended September 30, 2021, the Company sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of approximately $0.7 million after deducting issuance costs. As of September 30, 2021, there remained $99.2 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.

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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “2020 Form 10-K”). The Consolidated Balance Sheet as of December 31, 2020, was derived from audited consolidated financial statements included in the 2020 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements. In addition, the Company’s policies on revenue recognition, contract assets, trade receivables and the equity interest are set out below.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and shareholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Revenue recognition
The Company’s deferred revenue and revenue arise from the Company’s agreement for the development and commercialization of ensifentrine in Greater China (the “Nuance Agreement”). The terms of the Nuance Agreement include non-refundable upfront fees, payments based upon achievement of developmental and regulatory milestones, commercial milestones, royalties payable on sales, and manufacturing and supply. These payments are viewed as both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration. The Company follows the five-step model in ASC 606 “Revenue from Contracts with Customers”:
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
Trade receivables
Accounts receivable relate to amounts billed to customers. Management determine the likelihood of uncollectible accounts and provide for this accordingly.
Equity interest
As of June 30, 2021, as part of the Nuance Agreement, the Company recorded a $15 million equity receivable, relating to an equity interest in Nuance Biotech, the parent company of Nuance Pharma (see note 8). This equity interest was received in the three months ended September 30, 2021. As Nuance Biotech is not publicly listed the equity interest’s fair value is not readily determinable. The Company therefore uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment.
Segment reporting
The Company has one operating and reportable segment, pharmaceutical development.
Use of estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the initial recognition of the value of the equity interest and the fair value of warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.
Recently adopted accounting standards and recent accounting standards not yet adopted
There are no recently adopted accounting standards and recent accounting standards not yet adopted that the Company believes will have a material impact on the Company’s consolidated financial statements.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 - Prepaid expenses
Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Clinical trial and other development costs	$3,568	$2,551
Insurance	2,713	1,701
Other	391	286
Total prepaid expenses	$6,672	$4,538
Note 4 - Tax and tax incentive receivables
Tax and tax incentive receivables consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research and development tax credit receivable - U.K.	$10,606	$8,202
Tax receivable - U.S.	—	58
Total tax receivable	$10,606	$8,260
Note 5 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Clinical trial and other development costs	$24,063	$8,607
Professional fees and general corporate costs	995	2,149
People related costs	1,399	107
Total accrued expenses	$26,457	$10,863

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 - Warrants
In the periods ended September 30, 2021, and December 31, 2020, no warrants were exercised or forfeited. The warrants had no intrinsic value as of September 30, 2021.
There have been no changes in valuation techniques or transfers between fair value measurement levels during the period ended September 30, 2021. They are measured at fair value and included at level 3 in the fair value hierarchy. The warrants are valued using the Black-Scholes model and the table below presents the assumptions used:

	September 30,	December 31,
	2021	2020
Shares potentially issued under warrants	12,401,262	12,401,262
Exercise price in pounds sterling	£1.7238	£1.7238
Risk-free interest rate	0.07%	—%
Expected term to exercise	0.6	1.3
Annualized volatility	51.6%	105.4%
Dividend rate	—%	—%
Calculated value of the warrants, in thousands of U.S. dollars	$2	$2,246

For the amount recognized at September 30, 2021, the effect when the following parameter deviates up or down is presented in the below table (in thousands):

10% volatility increase	$11
Base case, reported fair value	2
10% volatility decrease	$—
Note 7 - Term loan
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions. As of September 30, 2021, the Company had $5.0 million principal outstanding under the Term Loan.
As of September 30, 2021, the carrying value of the Term Loan was approximately $4.8 million, of which all was due in more than 12 months. The debt balance has been categorized within Level 3 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Significant agreements
Ligand agreement
In 2006 the Company acquired Rhinopharma and assumed contingent liabilities owed to Ligand UK Development Limited (“Ligand”) (formerly Vernalis Development Limited). The Company refers to the assignment and license agreement as the Ligand Agreement.
Ligand assigned to the Company all of its rights to certain patents and patent applications relating to ensifentrine and related compounds (the “Ligand Patents”) and an exclusive, worldwide, royalty-bearing license under certain Ligand know-how to develop, manufacture and commercialize products (the “Ligand Licensed Products”) developed using Ligand Patents, Ligand know-how and the physical stock of certain compounds.
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
Nuance agreement
The Company entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma Limited (“Nuance Pharma”) effective June 9, 2021 (the “Effective Date”) under which the Company granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, the Company received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest, valued at $15.0 million as of the Effective Date, in Nuance Biotech, the parent company of Nuance Pharma. The Company is eligible to receive future milestone payments of up to $179.0 million triggered upon achievement of certain clinical, regulatory, and commercial milestones, as well as tiered double-digit royalties as a percentage of net sales of the products in Greater China.
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on the Condensed Consolidated Balance Sheet. The Equity Interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020. As of September 30, 2021, there had been no other transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The Equity Interest is therefore recorded at a value of $15 million.
Under the terms of the Nuance Agreement, at any time until three months prior to the expected submission of the first New Drug Application in Greater China, if (i) a third party is interested in partnering with the Company, either globally or in territory covering at least the United States or Europe, for the development and/or commercialization of ensifentrine or (ii) the Company undergoes a change of control, the Company will have an exclusive option right to buy back the license granted to Nuance Pharma and all related assets. The price is agreed to be equal to the aggregate of (i) all prior amounts paid by Nuance Pharma to the Company in cash under the agreement and (ii) all development and regulatory costs incurred and paid by Nuance Pharma in connection with the development and commercialization of ensifentrine under the Nuance Agreement multiplied by a single-digit factor range dependent upon achievement of certain milestones, subject to a specified maximum amount.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
The transaction price at the Effective Date of the Nuance Agreement was $40.0 million consisting of the $25.0 million upfront cash payment and $15.0 million equity interest. Developmental and regulatory milestones, and the manufacture and supply of ensifentrine drug product, were not included in the transaction price as management determined that it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Commercial milestones and sales royalties were also excluded and will be recognized when the milestones are achieved or the sales occur in Greater China.
The performance obligations in the Nuance Agreement include the grant of the license (including the right to commercialize ensifentrine until the end of the term, the sharing of certain know how, and the sharing of certain clinical and regulatory data), and manufacture and supply of ensifentrine drug product.
The Company has determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, the Company determined that it fulfilled its obligations to Nuance Pharma after it delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. This know how was delivered in the three months ended September 30, 2021, and the $40.0 million revenue was therefore recognized as revenue in this period. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
The Company has reviewed the two performance obligations in the Nuance Agreement and has determined that these are priced at fair value.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. As of September 30, 2021, the entire cost had been recognized in the Condensed Consolidated Statement of Operations.
Subsequent to the Effective Date, Ligand notified the Company that it believes that Nuance Pharma is a sub-licensee under the Ligand Agreement and that the Company is therefore under an obligation to make a sublicense payment to Ligand equal to 25% of the $40.0 million upfront transaction price. The Company does not believe it has granted a sublicense of or otherwise transferred to Nuance any Ligand intellectual property or know how and therefore the Company believes that it is not under any obligation to pay the requested sum to Ligand.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$1,466	$2,747	$8,132	$3,738
Selling, general and administrative	3,472	3,739	13,106	5,565
Total	$4,938	$6,486	$21,238	$9,303
Share options
The following table shows share option activity in the period:

	2021
	Number of share options outstanding	Weighted average exercise price
Outstanding at January 1	13,125,672	$1.41
Forfeited	(996,720)	1.17
Outstanding at March 31	12,128,952	$1.43
Granted	800,000	0.73
Outstanding at June 30	12,928,952	$1.38
Granted	576,000	0.78
Forfeited	(638,112)	0.75
Outstanding at September 30	12,866,840	$1.39
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity in the period:

	2021
	Number of RSUs outstanding	Weighted average remaining contractual term (years)
Outstanding at January 1	61,992,360	1.5
Granted	750,928
Vested	(441,304)
Outstanding at March 31	62,301,984	1.3
Vested	(11,920,928)
Outstanding at June 30	50,381,056	1.3
Forfeited	(1,572,176)
Vested	(8,452,520)
Outstanding at September 30	40,356,360	1.3

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10 - Net profit/(loss) per share
Net profit/(loss) per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted earnings per share for the periods ended September 30, 2021 and 2020 (net profit/(loss) in thousands, profit/(loss) per share in dollars):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net profit/(loss)	$11,051	$(18,931)	$(32,307)	$(40,321)
Denominator:
Weighted-average shares outstanding - basic	475,334,354	344,809,792	471,159,171	197,049,240
Net profit/(loss) per share - basic	$0.02	$(0.05)	$(0.07)	$(0.20)
Weighted-average shares outstanding - diluted	515,819,439	344,809,792	471,159,171	197,049,240
Net profit/(loss) per share - diluted	$0.02	$(0.05)	$(0.07)	$(0.20)
During the three months ended September 30, 2021 and 2020, outstanding share options, RSUs and warrants over 25,139,377 and 88,402,414 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
During the nine months ended September 30, 2021 and 2020, outstanding share options, RSUs and warrants over 65,624,462 and 88,402,414 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, anticipated management changes, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, potential first-in-class, inhaled, dual inhibitor of the enzymes phosphodiesterase 3 and 4, or PDE3 and PDE4, which is designed to act as both a bronchodilator and an anti-inflammatory agent. In the third quarter of 2020 we commenced our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials and, if approved, we intend to commercialize ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) for the nebulized formulation in the United States.
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $240.3 million as of September 30, 2021. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue to invest in the clinical development of ensifentrine for the treatment of COPD;
•manufacture ensifentrine and engage in other Chemistry, Manufacturing and Control activities;
•maintain, expand and protect our intellectual property portfolio; and
•build out infrastructure and prepare for commercial launch
We believe that our cash and cash equivalents as of September 30, 2021, expected cash receipts from U.K. tax credits and funding expected to become available under the $30.0 million debt financing facility secured in November 2020, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions. See “Indebtedness” for additional information.

Clinical development update
During the third quarter of 2021, we continued to make substantial progress on patient recruitment in our Phase 3 ENHANCE clinical program. Patient enrollment is nearing completion and, by the end of November, we expect both the 800 patient ENHANCE-2 trial and the 400 patient 48-week subset of the ENHANCE-1 trial will be approximately 95% enrolled. Although the pace of enrollment is expected to slow due to the approaching holiday season and the continued effects of the COVID-19 pandemic, we still expect to complete enrollment in ENHANCE-2 and the 48-week subset of ENHANCE-1 around year-end 2021.
As of November 8, 2021, ENHANCE-2 had approximately 90% of patients randomized into the study. Including those patients currently entered in the run-in period, we expect ENHANCE-2 to be approximately 95% enrolled by the end of November 2021.
The 48-week subset of ENHANCE-1 is a critical driver of delivering top-line data. As of November 8, 2021, this subset had approximately 95% of patients randomized into the study. Enrollment in the full ENHANCE-1 trial is expected to complete in the second quarter of 2022.
Based on our current models of forecasted recruitment and study progress, we expect to report top-line data for ENHANCE-2 mid-year 2022 and for ENHANCE-1 around the end of 2022. Should COVID-19 related challenges increase further, our models predict top-line data for ENHANCE-2 would be expected in the third quarter of 2022 and for ENHANCE-1 in the first quarter of 2023. With the COVID-19 pandemic and government and other measures continuing to impact a number of clinical trial activities, including contractor staffing issues and disruptions to supply chains globally, we continue to closely monitor these timelines.
In September, 2021, we presented an abstract describing the results of a Phase 1 study assessing the effect of CYP2C9 inhibitor, fluconazole, on the pharmacokinetics of ensifentrine in healthy individuals at the European Respiratory Society International Congress (“ERS”) 2021. Ensifentrine is primarily metabolized via the hepatic route by the cytochrome P450 enzyme, CYP2C9. Results from the study demonstrated co-administration of fluconazole had a less than 2-fold, not clinically relevant, effect on pharmacokinetic measures of the maximum concentration and area under the curve for ensifentrine.
In December 2021, we expect to report results from a 32-patient thorough QT study to evaluate the effect of ensifentrine on measures of cardiac conduction, which we are carrying out in support of a potential NDA submission.
Management update
In mid-November, Caroline Diaz will join Verona Pharma as Senior Vice President of Regulatory Affairs, bringing more than 18 years of experience in both large and small pharmaceutical companies across key regions. Ms. Diaz has served at ReViral as Vice President, Regulatory Affairs, and, previously, as Vice President, Regulatory and Quality at Dova Pharmaceuticals where she built the regulatory function from the ground up and led regulatory strategy development and implementation efforts resulting in the first marketing approvals for the company.

COVID-19 impact
We are closely monitoring the potential impact of the COVID-19 pandemic on our operations and clinical trials, in particular the timelines and costs of our Phase 3 clinical program. The pandemic and associated government and other measures in response continue to impact a number of clinical trial activities and we will provide an update if we become aware of any meaningful disruption caused by the pandemic to our clinical trials.
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
The COVID-19 pandemic is disrupting supply chains, and employee retention and recruitment, globally and we are closely monitoring this situation and will provide an update if we become aware of any meaningful disruption caused by the pandemic to the supply of ensifentrine and drug-related products, equipment and services for our clinical trials.

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
Nuance agreement
We entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma Limited (“Nuance Pharma”) effective June 9, 2021 (the “Effective Date”) under which we granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, we received an unconditional right to consideration aggregating $40 million consisting of $25.0 million in cash and an equity interest valued at $15.0 million as of the Effective Date in Nuance Biotech, the parent company of Nuance Pharma. We are eligible to receive future milestone payments of up to $179 million, triggered upon achievement of certain clinical, regulatory, and commercial milestones as well as tiered double-digit royalties on net sales in Greater China.
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on the Condensed Consolidated Balance Sheet, included elsewhere in this Quarterly Report on Form 10-Q. The equity interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020, subject to impairment. As of September 30, 2021, there had been no other observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.
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
Under the terms of the Nuance Agreement, at any time until three months prior to the expected submission of the first New Drug Application in Greater China, if (i) a third party is interested in partnering with us, either globally or in territory covering at least the United States or Europe, for the development and/or commercialization of ensifentrine or (ii) we undergo a change of control, we will have an exclusive option right to buy back the license granted to Nuance Pharma and all related assets. The price is agreed to be equal to the aggregate of (i) all prior amounts paid by Nuance Pharma to us in cash under the agreement and (ii) all development and regulatory costs incurred and paid by Nuance Pharma in connection with the development and commercialization of the ensifentrine under the Nuance Agreement multiplied by a single-digit factor range dependent upon achievement of certain milestones, subject to a specified maximum amount.
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
The transaction price at the Effective Date of the Nuance Agreement was $40.0 million consisting of the $25.0 million upfront cash payment and $15.0 million equity interest. Developmental and regulatory milestones, and the manufacture and supply of ensifentrine drug product, were not included in the transaction price as we determined that it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Commercial milestones and sales royalties were also excluded and will be recognized when the milestones are achieved or the sales occur in Greater China.
The performance obligations in the Nuance Agreement include the grant of the license (including the right to commercialize ensifentrine until the end of the term, the sharing of certain know how, and the sharing of certain clinical and regulatory data), and manufacture and supply of ensifentrine drug product.
We have determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, we have determined that we fulfilled our obligations to Nuance Pharma when we delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. We delivered this know how in the three months ended September 30, 2021, and the $40.0 million revenue was therefore recognized as revenue in this period. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
We reviewed the two performance obligations in the Nuance Agreement and have determined that these were priced at fair value.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. As of September 30, 2021, the entire cost had been recognized in the Condensed Statement of Operations, in line with recognition of the revenue relating to the contract.
Subsequent to the Effective Date, Ligand notified us that it believes that Nuance Pharma is a sub-licensee under the Ligand Agreement and that we are therefore under an obligation to make a sublicense payment to Ligand equal to 25% of the $40.0 million upfront transaction price. We do not believe we have granted a sublicense of or otherwise transferred to Nuance Pharma any Ligand intellectual property or know how and therefore we believe that we are not under any obligation to pay the requested sum to Ligand.
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
Loan and security agreement
In November 2020 we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “Term Loan”). See “Indebtedness” for additional information.

Critical accounting policies and significant judgments and estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the value of the equity interest and the fair value of warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from our estimates. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. Except as described below there have been no material changes to that information disclosed in our 2020 Form 10-K during the nine months ended September 30, 2021.
Critically, management are required to identify the promises in the Nuance Agreement, determine whether these promises are distinct and determine when we have satisfied these obligations. Our consideration of these issues is discussed in Note 8 to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Revenue recognition
Our revenue arises from the Nuance Agreement. The terms of the Nuance Agreement include non-refundable upfront fees, payments based upon achievement of developmental and regulatory milestones, commercial milestones, royalties payable on sales, and manufacturing and supply. These payments are viewed as both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration. We follow the five-step model in ASC 606 “Revenue from Contracts with Customers”:
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
Equity interest
As of June 30, 2021, as part of the Nuance Agreement, we recorded a $15.0 million equity receivable, relating to an equity interest in Nuance Biotech, the parent company of Nuance Pharma. This equity interest was received in the three months ended September 30, 2021. As Nuance Biotech is not publicly listed the equity interest’s fair value is not readily determinable. We therefore use the fair value measurement alternative and measure the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment.
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

Revenue
Revenue relates to the Nuance Agreement. We have recognized the $40.0 million upfront consideration in the three months ended September 30, 2021. We expect that we will generate revenue from the manufacturing and supply agreement and potentially from the milestone payments defined in the Nuance Agreement.
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
We expect our research and development costs to increase through at least the first quarter of 2022 as we progress our ENHANCE program. Unless we add new compounds or develop ensifentrine further in other delivery methods or indications, we expect our research and development costs to begin to decrease in mid-2022. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
Selling, general and administrative costs
Selling, general and administrative costs consist of salary and personnel related costs, including share-based compensation, expenses relating to operating as a public company, including professional fees, insurance and commercial related costs, as well as other operating expenses.
We expect commercial costs to increase as we continue to develop our potential commercial operations and, in the event of successful regulatory approval, we expect to incur sales force, marketing and other launch related costs. As we develop our knowledge of the market and refine our commercialization plans, expected costs may vary significantly from our current expectations.
Other income/(expense)
Other income/(expense) are driven by interest income and expense, the fair value movement of the warrant liability, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits.
We are entitled to participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2021 financial year are expected to be received in the 2022 financial year.
Effective January 1, 2022, this tax credit will be subject to a cap equal to a multiple of employment taxes the entity pays in the year in question. We are currently reviewing the impact these changes could have on our tax credit for the 2022 financial year, payable in 2023.
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

Results of operations for the three months ended September 30, 2021 and 2020
In prior periods we prepared our financial information in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), in pounds sterling, until July 1, 2020, when our functional and presentational currency changed to U.S. dollars. As a consequence of becoming a U.S. domestic issuer as of January 1, 2021, we are required to present our financial information in accordance with U.S. GAAP. The below financial information has been prepared in accordance with U.S. GAAP. The financial information should not be expected to correspond to figures we have previously presented under IFRS, in pounds sterling or in U.S. dollars.
The following table shows our statements of operations for the three months ended September 30, 2021 and 2020, (in thousands):

	Three months ended September 30,
	2021	2020	Change
Revenue	$40,000	$—	$40,000
Operating expenses
Research and development	22,560	12,820	9,740
Selling, general and administrative	10,883	8,284	2,599
Total operating expenses	33,443	21,104	12,339
Operating profit/(loss)	6,557	(21,104)	27,661
Other income/(expense)
Research and development tax credit	4,749	2,338	2,411
Interest income	4	13	(9)
Interest expense	(86)	—	(86)
Fair value movement on warrants	40	(978)	1,018
Foreign exchange (loss)/gain	(86)	844	(930)
Total other income, net	4,621	2,217	2,404
Profit/(loss) before income taxes	11,178	(18,887)	30,065
Income tax expense	(127)	(44)	(83)
Net profit/(loss)	$11,051	$(18,931)	$29,982

Revenue
Revenue of $40.0 million for the three months ended September 30, 2021 is related to upfront consideration received under the Nuance Agreement. There was no revenue for the three months ended September 30, 2020.
Research and development costs
Research and development costs were $22.6 million for the three months ended September 30, 2021, compared to $12.8 million for the three months ended September 30, 2020, an increase of $9.8 million. This increase was primarily due to an $11.0 million increase in clinical trial and other development costs, as we progressed our Phase 3 ENHANCE program, partially offset by a $1.3 million decrease in share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $10.9 million for the three months ended September 30, 2021, compared to $8.3 million for the three months ended September 30, 2020, an increase of $2.6 million. This increase was driven primarily by professional fees associated with the Nuance Agreement, partially offset by non-recurring costs relating to the $200 million PIPE financing in July 2020.
Other income/(expense)
The research and development tax credit for the three months ended September 30, 2021 was $4.7 million compared to $2.3 million for the three months ended September 30, 2020, an increase of $2.4 million. This increase is attributable to our higher qualifying research and development expenditures in the three months ended September 30, 2021, compared to the comparative 2020 period, as we treated more patients in our ENHANCE trials.
We recorded income of $40 thousand in the three months ended September 30, 2021, compared to a loss of $1.0 million in the comparative period relating to the fair value movements of the warrants. The income recorded in the three months ended September 30, 2021 was driven by the fall of our share price, as well as lower volatility and a shorter term of the warrants. In the three months ended September 30, 2020, the loss was driven by a rise in the share price in that period as well as greater volatility.
Net profit/(loss)
Net profit was $11.1 million for the three months ended September 30, 2021, compared to a net loss of $18.9 million for the three months ended September 30, 2020, because of the factors outlined above.

Results of operations for the nine months ended September 30, 2021 and 2020
The following table shows our statements of operations for the nine months ended September 30, 2021 and 2020, (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Revenue	$40,000	$—	$40,000
Operating expenses
Research and development	56,697	28,259	28,438
Selling, general and administrative	28,150	18,318	9,832
Total operating expenses	84,847	46,577	38,270
Operating loss	(44,847)	(46,577)	1,730
Other income/(expense)
Research and development tax credit	10,655	5,809	4,846
Interest income	11	116	(105)
Interest expense	(255)	—	(255)
Fair value movement on warrants	2,244	(747)	2,991
Foreign exchange (loss)/gain	117	1,188	(1,071)
Total other income, net	12,772	6,366	6,406
Loss before income taxes	(32,075)	(40,211)	8,136
Income tax expense	(232)	(110)	(122)
Net loss	$(32,307)	$(40,321)	$8,014

Revenue
Revenue of $40.0 million for the nine months ended September 30, 2021 is related to upfront consideration received under the Nuance Agreement. There was no revenue for the nine months ended September 30, 2020.
Research and development costs
Research and development costs were $56.7 million for the nine months ended September 30, 2021, compared to $28.3 million for the nine months ended September 30, 2020, an increase of $28.4 million. This increase was primarily due to a $24.6 million increase in clinical trial and other development costs, as we progressed our Phase 3 ENHANCE program, as well as a $4.4 million increase in share-based compensation charges.
Selling, general and administrative costs
Selling, general and administrative costs were $28.2 million for the nine months ended September 30, 2021 compared to $18.3 million for the nine months ended September 30, 2020, an increase of $9.9 million. This increase was driven primarily by a $7.5 million increase in share-based compensation charges and professional fees associated with the Nuance Agreement, partially offset by severance, executive change costs and non-recurring costs relating to the $200.2 million PIPE financing in July 2020.
Other income/(expense)
The research and development tax credit for the nine months ended September 30, 2021 was $10.7 million compared to $5.8 million for the nine months ended September 30, 2020, an increase of $4.9 million. This increase was attributable to our higher qualifying research and development expenditures in the nine months ended September 30, 2021, compared to the comparative 2020 period, as we enrolled more patients in our Phase 3 trials.
We recorded income of $2.2 million in the nine months ended September 30, 2021, compared to a charge of $0.7 million in the comparative period relating to the fair value movements of the warrants. The income recorded in the nine months ended September 30, 2021, is driven by the fall of our share price, as well as lower volatility and a shorter term of the warrants. In the nine months ended September 30, 2020, there was a loss due to a rise in the share price in that period and greater volatility.
Net loss
Net loss was $32.3 million for the nine months ended September 30, 2021, compared to $40.3 million for the nine months ended September 30, 2020, because of the factors outlined above.

Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Cash and cash equivalents at beginning of the period	$187,986	$30,428	$157,558
Net cash used in operating activities	(15,931)	(26,281)	10,350
Net cash (used in)/provided by investing activities	(11)	9,719	(9,730)
Net cash (used in)/provided by financing activities	(5,216)	188,393	(193,609)
Effect of exchange rate changes on cash and cash equivalents	(281)	(291)	10
Cash and cash equivalents at end of the period	$166,547	$201,968	$(35,421)
Operating activities
Net cash used in operating activities was $15.9 million in the nine months ended September 30, 2021, compared to $26.3 million during the nine months ended September 30, 2020, a decrease of $10.4 million. The $25.0 million upfront payment related to the Nuance Agreement and $11.8 million related to timing of supplier payments offset a $26.4 million increase in cash based operating expenses.
Investing activities
Net cash used in investing activities was $11 thousand in the nine months ended September 30, 2021 compared to $9.7 million provided in the nine months ended September 30, 2020. In the prior period all funds that were held on deposit, classified as short-term investments, were transferred to money market mutual funds that are classified as cash equivalents.
Financing activities
Net cash used in financing activities was $5.2 million in the nine months ended September 30, 2021, compared to $188.4 million provided in the nine months ended September 30, 2020. This consisted of $5.9 million for payment of withholding taxes due on the net-settling of certain employees’ RSU awards, partially offset by $0.7 million generated from the issuance of ADSs under the ATM Program. The $188.4 million provided in the nine months ended September 30, 2020, related to net funds received from the $200.2 million PIPE financing in July 2020.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under the Term Loan and upfront payments from the Nuance Agreement. See “Significant Agreements” and “Indebtedness” for additional information.
We have incurred recurring losses since inception, including net losses of $32.3 million for the nine months ended September 30, 2021, and $65.1 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $240.3 million. We expect to continue to generate operating losses for the foreseeable future.
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
During the nine months ended September 30, 2021, we sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of approximately $0.7 million after deducting issuance costs. As of September 30, 2021, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
Indebtedness
In November, 2020, we and Verona Pharma, Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank, which we refer to as the Term Loan, consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance of an aggregate amount of $10.0 million available subject to certain terms and conditions and the achievement of a specific clinical milestone, and a term loan advance of an aggregate amount of $15.0 million contingent upon achievement of a specific clinical development milestone and other specified conditions. As of September 30, 2021, the Company had $5.0 million principal outstanding under the Term Loan. Additional detail surrounding the Term Loan is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to that information disclosed in our 2020 Form 10-K during the nine months ended September 30, 2021.

Funding requirements
We believe that our cash and cash equivalents as of September 30, 2021, expected cash receipts from U.K. tax credits and funding expected to become available under the Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In June 2021, we entered into the Nuance Agreement. Consequently we are implementing certain controls over financial reporting in the year ending December 31, 2021, with regards to obligations to supply drug product to Nuance, and other related accounting matters. Apart from the foregoing changes no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: November 9 , 2021	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: November 9 , 2021	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer