Form 10-K
period 2021-12-31
Verona Pharma plc
filed 2022-03-03
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $251.3 million as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this disclosure, shares held by executive officers, directors and certain shareholders of the registrant as of such date have been excluded because such persons or entities may be deemed to be affiliates of the registrant.
As of March 1, 2022, the registrant had 482,944,390 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 60,368,049 American Depositary Shares, each representing eight (8) ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•We depend solely on the success of ensifentrine, our only product candidate under development;
•The COVID-19 pandemic has and may continue to adversely impact our business;
•Our Phase 3 ENHANCE clinical program is being conducted at clinical trial sites in 16 countries, including Russia, and business interruptions and trade sanctions resulting from geo-political actions may impact our timelines and costs of our Phase 3 program and delay our planned NDA submission;
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
•The collaboration and license agreement with Nuance Pharma is important to our business. If Nuance Pharma is unable to develop and commercialize products containing ensifentrine in Greater China, if we or Nuance Pharma fail to adequately perform under the Nuance Agreement, or if we or Nuance Pharma terminate the Nuance Agreement, our business would be adversely affected.
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

Item 1.    Business
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. Our product candidate, ensifentrine, is a first-in-class, inhaled, dual inhibitor of the phosphodiesterase (“PDE”) 3 and PDE4 enzymes, which is designed to act as both a bronchodilator and an anti-inflammatory agent.
Initially, we are developing inhaled ensifentrine for the treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If successfully developed, ensifentrine would be the first therapeutic with a novel mode of action for COPD in over a decade.
During 2021, we made substantial progress in our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) clinical program. Patient enrollment completed in the 48-week subset of the ENHANCE-1 trial in December 2021 and in the ENHANCE-2 trial in January 2022. Complete enrollment in the 24-week subset of ENHANCE-1 is expected around the end of the second quarter of 2022. We expect to report top-line data from ENHANCE-2 in the third quarter of 2022 and from ENHANCE-1 around the end of 2022. Conditional upon positive results, we intend to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the first half of 2023.
If approved, we intend to commercialize inhaled ensifentrine for the maintenance treatment of COPD via a standard jet nebulizer in the United States (“US”). Outside the US, we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China.
In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). We are developing ensifentrine in three formulations for the most widely used inhalation devices: nebulizer, dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”). Ensifentrine has shown positive Phase 2 data in COPD trials when delivered by each of these formulations.
Our near term operating focus is the ongoing ENHANCE program, related chemistry, manufacturing and controls, regulatory efforts and early pre-commercial activities. We believe that our cash and cash equivalents as of December 31, 2021, together with funding expected to become available under the Term Loan and expected cash receipts from the U.K. tax credit, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023.
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
The goal of COPD pharmacological therapy is to improve patients’ quality of life by reducing symptoms, decreasing the quantity and severity of exacerbations (often an escalation of symptoms) and to improve patients’ ability to function (GOLD 2021).
For approximately 40 years, the treatment of COPD has been dominated by three classes of inhaled therapies approved for use by the FDA and the European Medicines Agency (“EMA”): anti-muscarinics, beta-agonists and inhaled corticosteroids (“ICSs”). COPD patients are frequently treated with bronchodilators, including long-acting anti-muscarinics (“LAMAs”) and long-acting beta-agonists (“LABAs”), to relieve airway constriction and make it easier to breathe. In addition, patients at risk for exacerbations may be prescribed ICSs to prevent them.
Certain COPD patients are treated with the oral PDE4 inhibitor, roflumilast (Daliresp®), which has demonstrated a reduction in exacerbation risk in patients with severe chronic bronchitis. However, oral PDE4 therapy results in systemic exposure which has been associated with unfavorable gastrointestinal side-effects such as nausea, emesis, diarrhea, abdominal pain, loss of appetite and weight loss.
COPD treatments are often combined in patients who remain uncontrolled on one or two therapies. These include LAMA/LABA combinations or LAMA/LABA/ICS combinations. Unfortunately, clinical data suggests that 40-60%

of patients on dual or triple therapy still experience significant symptoms of COPD, including breathlessness. These chronic recurring symptoms limit their daily activities and impair quality of life. Despite receiving maximum therapy, it is estimated that more than 1 million patients in the U.S. alone remain symptomatic. For these patients, no available inhaled therapies offer treatment options beyond standard LAMA / LABA and ICS combinations. New treatment options are urgently needed to help improve lung function, symptoms, and overall quality of life in these patients.
Ensifentrine
Ensifentrine is a first-in-class, inhaled, dual PDE3 and PDE4 inhibitor. This dual inhibition enables it to act as a bronchodilator and an anti-inflammatory agent in a single compound. Importantly, this therapeutic profile differentiates it from existing classes of bronchodilator and anti-inflammatory treatments. We are not aware of any other single compound in clinical development or approved by the FDA nor the European Commission for the treatment of respiratory diseases that acts both as a bronchodilator and anti-inflammatory agent. If successfully developed and approved, ensifentrine has the potential to be the first novel class of therapeutic in COPD in over 10 years and the only bronchodilator option as an add-on to existing dual / triple therapy.
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
Safety profile
Ensifentrine has demonstrated a safety profile similar to placebo in clinical trials involving more than 1,400 people to date. Additionally, ensifentrine did not prolong the QT interval or impact other cardiac conduction parameters in a thorough QT study in healthy volunteers. It is delivered directly to the lungs by inhalation to maximize pulmonary exposure to ensifentrine while minimizing systemic exposure. This feature minimizes any systemic side-effects such as the gastrointestinal disturbance associated with oral PDE4 inhibitors. In addition, in non-clinical trials ensifentrine has demonstrated high selectivity for PDE3 and PDE4 over other enzymes and receptors, which is believed to minimize off-target effects.
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

We believe ensifentrine has the potential to address the large unmet need in treating COPD with its improvement in lung function, COPD symptoms and meaningful improvement in quality of life.
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

Ensifentrine: Efficacy demonstrated in two large Phase 2b trials

Improvements in lung function seen at Phase 3 trial dose

Study 203: *Ensifentrine Monotherapy*

Lung function

Peak Change FEV_1 (mL) at day 28

N=403

***
***
***
***
200
180
160
140
120
100
80
60
40
20
0
mL
0.75 mg
1.5 mg
3 mg
6 mg

***p ≤ 0.001

*Peak Change from Day 1 in Baseline in FEV_1 (mL) on Day 28, Week 4, Primary endpoint met; placebo corrected

Study 205: *Ensifentrine + Tiotropium*

Lung function

Peak Change FEV_1 (mL) at week 4

N=413

*
*
**
***
140
120
100
80
60
40
20
0
mL
tio + 0.375 mg
tio + 0.75 mg
tio + 1.5 mg
tio + 3 mg

***p ≤ 0.001 **p≤0.01 *p≤0.05

Primary endpoint met; placebo corrected

In May 2020, the FDA provided guidance on key features of our pivotal Phase 3 clinical program in response to our End-of-Phase 2 briefing package for nebulized ensifentrine as a maintenance treatment for COPD. This included clarity on the dose, primary and secondary endpoints, patient population and program design.
In September 2020, we initiated our ENHANCE Phase 3 trials to evaluate the efficacy and safety of nebulized ensifentrine in patients with moderate to severe COPD. The two randomized, double-blind, placebo-controlled studies (ENHANCE-1 and ENHANCE-2) are designed to evaluate ensifentrine as monotherapy and added onto a single bronchodilator.
Each study is expected to enroll approximately 800 moderate to severe, symptomatic COPD patients at sites primarily in the U.S. and Europe. The two study designs will replicate measurements of efficacy and safety data over 24 weeks but ENHANCE-1 will also evaluate longer-term safety in 400 patients over 48 weeks. The primary endpoint is improvement in lung function measured by FEV1 over 12 hours with ensifentrine after 12 weeks of treatment. Key secondary endpoints include measurements of COPD symptoms and health-related quality of life through 24 weeks assessed via the validated patient reported outcome tools, E-RS and SGRQ. Additional lung function endpoints including peak and morning trough FEV1 will also be assessed. Exacerbations will be analyzed by individual study and in a pooled analysis.
Patient enrollment completed in the 48-week subset of the ENHANCE-1 trial in December 2021 and in the ENHANCE-2 trial in January 2022. Complete enrollment in the 24-week subset of ENHANCE-1 is expected around the end of the second quarter of 2022. We expect to report top-line data from ENHANCE-2 in the third quarter of 2022 and from ENHANCE-1 around the end of 2022. Conditional upon positive results, we intend to submit an NDA to the FDA in the first half of 2023.

Pivotal Phase 3 program nearing completion

Two pivotal efficacy and safety studies: ENHANCE-1 and ENHANCE-2

Ensifentrine as a **N**ovel in**HA**led **N**ebulized **C**OPD th**E**rapy in moderate to severe COPD

Study	24 Weeks	48 Weeks
ENHANCE-1 N=800	Ensifentrine 3mg BID N=500	Long-term safety N=300
	Placebo BID N=300	Long-term safety N=100
ENHANCE-2 N=800	Ensifentrine 3mg BID N=500	
	Placebo BID N=300	

Primary Endpoint

- FEV_1 (AUC over 12 hours) at week 12

Secondary Endpoints

- Symptoms (E-RS: COPD)
- Quality of Life (SGRQ)
- Other FEV_1 (trough, peak)

Other Endpoints

- Exacerbations

Patient population:

- LAMA or LABA background allowed (up to 50% of trial population) and ICS (up to 20% of population)
- 30-70% predicted FEV_1
- Symptomatic (mMRC ≥ 2)

Additional information:

- Long-term safety established in ENHANCE-1
- Sites in the US, EU and Asia

Formulations
Verona Pharma has developed formulations of ensifentrine for the three most widely used inhalation devices: nebulizer, DPI and pMDI. The nebulized formulation of ensifentrine is designed to be suitable for use in a standard jet nebulizer, not a proprietary device. Delivery of COPD medications by nebulizer is important because such medications can be used by adults of almost any age and dexterity and regardless of peak inspiratory flow, offering advantages to patients who may struggle to operate handheld inhaler devices or have low peak inspiratory flow. DPI and pMDI handheld inhaler formats are relatively portable and convenient and are also important delivery mechanisms.
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

Potential additional indications for ensifentrine
Cystic fibrosis and asthma
In addition to COPD, we believe ensifentrine has potential applications in other respiratory diseases including CF and asthma.
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
In a Phase 2a clinical trial, a single dose of nebulized ensifentrine demonstrated an improvement in lung function in patients with CF. In addition, in preclinical studies, ensifentrine activated the cystic fibrosis transmembrane conductance regulator (“CFTR”), which is beneficial in reducing mucous viscosity and improving mucociliary clearance. We believe these data support the continued development of ensifentrine as a potential therapy for CF.
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
Ensifentrine has shown potential in a Phase 2a clinical trial in asthma. The data from this trial, published in October 2019 in the journal Pulmonary Pharmacology & Therapeutics, demonstrated that ensifentrine produced dose-dependent improvements in bronchodilation that were comparable to current rescue medication, high dose nebulized albuterol. Importantly, ensifentrine was well tolerated and patients experienced fewer systemic effects than those receiving albuterol.
COVID-19
While our initial focus remained on the treatment of COPD, we evaluated ensifentrine as a potential treatment option for COVID-19. In April 2021, we reported results from a pilot study with pMDI ensifentrine showing ensifentrine added on to standard of care was well tolerated in patients hospitalized with COVID-19. The 45 patient study was not powered to identify statistically significant efficacy outcomes and no clinical efficacy benefit with ensifentrine added on to standard of care was observed. We do not plan to conduct further studies of ensifentrine in the treatment of COVID-19.
Our team
Our expert team has decades of experience in developing and commercializing respiratory therapeutics including the following COPD therapeutics: Advair®; Anoro Ellipta®; Breo®; Flovent®; Flutiform®; Incruse Ellipta®; Serevent®; Symbicort®; Tudorza Pressair® and Ventolin®.
MANUFACTURING
We do not have manufacturing facilities and rely on, and expect to continue to rely on, third-party contract manufacturing organizations (“CMOs”) for the supply of current good manufacturing practices (“cGMP”) compliant clinical trial materials of ensifentrine, and any future product candidates, as well as for commercial quantities of ensifentrine and any future product candidates, if approved. We currently do not have any agreements for the long-term commercial production of ensifentrine.
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
COMMERCIALIZATION
United States
In the United States, we are preparing to commercialize nebulized ensifentrine ourselves, if approved. Current maintenance COPD treatments in the U.S. generate approximately $10.5 billion in sales. Despite the availability of these therapies, it is estimated that more than 1 million patients remain symptomatic following treatment with maximum therapy. These patients need therapies that can help improve their lung function and symptoms. In addition to the number of patients that remain symptomatic, COPD places a tremendous burden on the U.S. healthcare system with approximately $50 billion in direct and indirect costs.
Based on our market research, conducted with U.S. healthcare providers and payers, we believe ensifentrine would be widely adopted and that the majority of ensifentrine’s use would be primarily as an add-on to dual or triple therapy regimens. This is due to the urgent unmet need for new therapies to help improve lung function, symptoms and quality of life. Our market research also suggests the majority of ensifentrine usage would be initially commenced by pulmonologists. Due to this focused prescriber base, we anticipate a field sales force of approximately 100 representatives would be able to reach the potential ensifentrine opportunity.
International
COPD affects over 384 million people worldwide with many patients remaining undiagnosed. Our strategy outside of the U.S. including Asia, Europe and Latin America, is to establish partnerships with leading companies that can support the further development and commercialization of ensifentrine in those regions.

In June 2021, we executed on this strategy by entering into a strategic collaboration with Nuance Pharma, a Shanghai-based specialty pharmaceutical company, with a potential value of up to $219.0 million to develop and commercialize ensifentrine in Greater China. Under the terms of the agreement, we granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China. In return, we received an aggregate $40.0 million upfront payment consisting of $25.0 million in cash and an equity interest valued at $15.0 million, as of June 9, 2021, in Nuance Biotech, the parent company of Nuance Pharma. We are eligible to receive further milestone payments of up to $179.0 million that are triggered upon achievement of certain clinical, regulatory and commercial milestones as well as tiered double-digit royalties on net sales in Greater China.
Nuance Pharma is responsible for all costs related to clinical development and commercialization in Greater China. A joint steering committee has been established to ensure ensifentrine’s clinical development in the region aligns with our global development and commercialization strategy. Nuance Pharma plans to file an Investigational New Drug Application with the China Food and Drug Administration and afterwards to begin clinical studies for the treatment of COPD in Greater China.
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
Ensifentrine is a unique, first-in-class therapeutic candidate with both bronchodilator and anti-inflammatory properties in a single compound. As far as we are aware, no other dual PDE3 and PDE4 inhibitor is on the market nor in clinical development. Based on our market research, we expect ensifentrine to be used mainly in addition to existing dual and triple therapies, LAMA / LABA / ICS, where no additional treatment options exist for patients who are symptomatic. Some healthcare providers have indicated that they would use it as earlier line therapy based on ensifentrine’s clinical profile.
Consequently, we believe that, if approved, nebulized ensifentrine’s unique profile will enable it to compete with all approved COPD therapies including nebulized and handheld inhaler formulations, DPI and pMDI. Furthermore, because ensifentrine’s mechanism of action is complementary to available therapies, we believe it could be used in addition to these treatments.
Within the currently approved nebulizer products for the maintenance treatment of COPD, we consider ensifentrine's potential competitors in the U.S. market to be LABAs (Brovana® and Perforomist®) and LAMAs (Yupelri® and Lonhala®Magnair®).
In the DPI/pMDI maintenance treatment of COPD market, ensifentrine’s current closest potential competitors are Symbicort®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by AstraZeneca plc, Spiriva®, a long-acting anti-muscarinic bronchodilator marketed by Boehringer Ingelheim GmbH, Advair®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by GlaxoSmithKline plc, Utibron Neohaler®, a combination of a long-acting beta2-agonist and long-acting anti-muscarinic bronchodilator marketed by Novartis International AG, Breo®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by GlaxoSmithKline, and Anoro®, a combination of a long-acting beta2-agonist bronchodilator and long-acting anti-muscarinic bronchodilator marketed by GlaxoSmithKline. A triple-combination therapy of a LAMA, a LABA and ICS, developed by GlaxoSmithKline and Chiesi Farmaceutici S.p.A., Trelegy Ellipta®, has been approved in the U.S. and the European Union and AstraZeneca also has a triple-therapy combination product (LAMA / LABA / ICS), Breztri Aerosphere® that was approved in the U.S. in July 2020, in the European Union in December 2020 and in China in December 2019.
Other potential therapies in clinical development for the prevention of COPD exacerbations include injectable biologics. Sanofi’s anti-IL4, Dupixent®, AstraZeneca’s anti-IL5, Fasenra®, GlaxoSmithKline’s anti-IL5, Nucala®, and Chiesi’s PDE4 inhibitor, Tanimilast, are in Phase 3 trials. We are also aware of several anti-inflammatories and bronchodilators that are in Phase 2 clinical trials for the treatment of COPD.
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
As of December 31, 2021, our patent portfolio consisted of nine issued U.S. patents, three pending U.S. patent applications, sixty issued foreign patents and forty-eight pending foreign applications including two patent applications made under the Patent Cooperation Treaty. These patents and patent applications include claims directed to certain respirable formulations comprising ensifentrine, a crystalline form of ensifentrine, combinations of ensifentrine with certain respiratory drugs, certain salts of ensifentrine, ensifentrine for use in the treatment of cystic fibrosis, and a method of making ensifentrine, with expected expiry dates up to 2041.
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
While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new molecular entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
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
Drug Product Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2) (a “505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
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
Foreign regulation
In order to market any medicinal product outside of the U.S., similar regulatory requirements, including adherence to GLP, Good Clinical Practices (“GCP”) and Good Manufacturing Practice (“GMP”), to initiate clinical trials and, subsequently, to obtain marketing approval of a new pharmaceutical product are in place in each jurisdiction and vary country to country.
Each jurisdiction will apply these regulations in their assessment of clinical trial applications and marketing authorization applications. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing authorization
In the EEA, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”), and are valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicines derived from biotechnology processes, (ii) advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), (iii) orphan designated medicinal products, and (iv) products that contain a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the member states of the EEA and only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EEA, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
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

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated assessment of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Data and marketing exclusivity
In the EEA, new products authorized for marketing, or reference products, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity.
Pediatric development
In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA's Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. We have received a waiver for pediatric data in COPD.
Orphan Medicinal Products
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication which means that the EU regulatory authorities cannot accept another MAA, or grant an MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.The application for orphan drug designation must be submitted before the application for MA.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.
Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
All new MAA must include a risk management plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU and EU member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom (“UK”) left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”) and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (the “Exit Regulations”).
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, without first establishing an EAA entity, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs . In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.
There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in GB.
Other U.S. Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims and physician payment and drug pricing transparency laws. Similar laws exist in foreign jurisdictions.
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
The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of products for unapproved, or off-label, uses. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statue constitutes a false or fraudulent claim for the purposes of the federal civil False Claims Act. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties and additional penalties for "knowing failures." Covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.
Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions was enacted, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products, once approved, or additional price increases. In particular, we anticipate that Medicare Part B will play an important role in the reimbursement of ensifentrine. Changes in how products are reimbursed through Medicare Part B may affect the overall coverage for ensifentrine, if approved. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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
EMPLOYEES
As of December 31, 2021, we had 24 full-time and 2 part time employees. None of our employees is party to a collective bargaining agreement or represented by a trade union or labor union. We consider our relationship with our employees to be good.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $55.6 million and $65.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $263.7 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, our only product candidate, and from general and administrative costs that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine, and seek to obtain regulatory approval for and commercialize ensifentrine. We anticipate that our expenses will increase substantially as we:
•conduct Phase 3 clinical trials of nebulized ensifentrine for the treatment of chronic obstructive pulmonary disease (“COPD”);
•initiate and conduct clinical trials of ensifentrine for the treatment of cystic fibrosis (“CF”), asthma or other indications;

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
•establish commercial infrastructure to support the potential commercialization of ensifentrine, including sales, marketing, operations, reimbursement and distribution infrastructure and scale-up manufacturing capabilities to commercialize ensifentrine, if approved;
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
To become and remain profitable, we must succeed in developing, and eventually commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of ensifentrine, discovering and developing additional product candidates, obtaining regulatory approval for ensifentrine and any future product candidates that successfully complete clinical trials, establishing manufacturing, commercial and marketing capabilities and ultimately distributing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the European Medicines Agency (“EMA”), or other regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of ensifentrine or any other product candidates, our expenses could increase and revenue could be further delayed.
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
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct our ongoing clinical trials of ensifentrine, and develop ensifentrine for other indications. In addition, if we obtain regulatory approval for ensifentrine or any other product candidates, we expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the United States and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
•the cost, progress and results of any clinical trials for the treatment of CF, asthma or other indications;
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
We depend solely on the success of ensifentrine, our only product candidate under development. We cannot give any assurance that ensifentrine will receive regulatory approval for any indication, which is necessary before it can be commercialized. If we, and any collaborators with whom we have entered or may enter into agreements for the development and commercialization of ensifentrine, are unable to commercialize ensifentrine, or experience significant delays in doing so, our ability to generate revenue and our financial condition will be adversely affected.
We do not currently generate any revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. We have invested substantially all of our efforts and financial resources in the development of ensifentrine, and we do not have any other product candidate currently under development. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of ensifentrine, if approved, which may never occur. Ensifentrine will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, procurement of manufacturing supply, commercialization, substantial additional investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ensifentrine or any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA, the European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for ensifentrine or any future product candidate. We have not submitted an NDA to the FDA, a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities. The success of ensifentrine will depend on many factors, including the following:
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
•the contract research organizations (“CROs”) that we retain to conduct clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
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
•the applicable regulatory authorities may require development of a risk evaluation and mitigation strategy, or REMS, or similar risk management measures as a condition of approval;
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
We plan to seek regulatory approval to commercialize ensifentrine both in the United States and the European Union (“EU”), and potentially in additional foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries requires us to comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ensifentrine, and we cannot predict success in these jurisdictions.
The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies and clinical trials.
The COVID-19 pandemic has spread globally including in countries where we have operations or planned or ongoing preclinical studies and clinical trials. Governments from many countries have established stay at home measures including, among other things, the prohibition of public gatherings and restrictions on domestic and international travel. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages continue to occur; supply chains are being disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal office in the U.K. and our office in the U.S. with all employees continuing their work outside of our offices. As our ENHANCE clinical trial program continues we are actively monitoring the potential impact of the COVID-19 pandemic on the program cost and timelines.
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
•delays or difficulties in clinical site initiation, active involvement and retention, including difficulties in recruiting clinical site investigators and clinical site staff;
•disruption to manufacturers that could affect the supply and/or delivery of drug product for our clinical trials or difficulty sourcing key components necessary for the manufacture of ensifentrine drug substance and its derived formulated products;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including the potential for COVID-19 test shortages and interruption in global shipping that may affect the transport of clinical trial materials and laboratory samples;
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
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the amount of missing data or the number of observed adverse events;
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
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials for ensifentrine, but we have not yet demonstrated our ability to successfully complete any Phase 3 or other registrational clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
In November 2020, we and Verona Pharma, Inc. (“Verona U.S.”) entered into a loan and security agreement, as amended (the “Loan Agreement”), with Silicon Valley Bank (“SVB”), pursuant to which a term loan facility in an aggregate amount of up to $30.0 million (the “Term Loan”) is available to us in three tranches. We received the first tranche of $5.0 million at closing. Only upon satisfaction of certain clinical milestones relating to ensifentrine and subject to customary terms and conditions will the following be available to the Company: (i) the second tranche will allow us to borrow an additional amount up to $10.0 million through September 30, 2022, and (ii) the third tranche will allow us to borrow an additional amount up to $15.0 million through June 30, 2023.
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
As a company based in the United Kingdom and listed on Nasdaq, our business is subject to risks associated with conducting business internationally. Many of our suppliers and collaborative and clinical trial relationships are located outside the United Kingdom and the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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
•changes in a specific country’s or region’s political or economic environment;
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
Our Phase 3 ENHANCE-1 clinical program is being conducted at a number of clinical trial sites in Russia. If the U.S. or other countries impose further sanctions or other restrictions as a result of the current conflict between Russia and Ukraine, we may encounter problems transferring funds into Russia to pay the clinical trial sites, supplying ensifentrine and equipment to trial sites, or which would increase the cost and timelines of our Phase 3 program.
Exchange rate fluctuations may materially affect our results of operations and financial condition.
Although we are based in the United Kingdom, our financial statements are denominated in U.S dollars and many of our business activities are carried out with partners outside the U.S. and United Kingdom and these transactions may be denominated in another currency. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the currencies of other countries, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.
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
•inability of a CRO to meet their contracted obligations regarding subject enrollment, data collection, data monitoring, laboratory sample management, programming and analysis or other activities;
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
•trade sanctions imposed by the United States or other governments impacting our ability to transfer money to certain countries, such as Russia, to pay clinical trials sites in those countries;
•safety or tolerability concerns causing us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
•changes in regulatory requirements, policies and guidelines;
•lower than anticipated retention rates of patients and volunteers in clinical trials;
•failure of our third-party research contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all; and
•difficulty in certain countries in identifying the sub-populations that we are trying to evaluate in a particular trial, which may delay enrollment.

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
Undesirable side effects that may be caused by ensifentrine could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. We have completed 19 Phase 1 and 2 clinical trials of ensifentrine. In these trials, some patients have experienced mild to moderate adverse reactions, including headache, cough, worsening of COPD, nasopharyngitis and hypertension.
Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other comparable foreign regulatory authorities could order us to cease further development of or deny approval of ensifentrine for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Additionally, if ensifentrine receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by ensifentrine, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such products and require us to take ensifentrine off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan or similar risk management measures to ensure that the benefits of ensifentrine outweigh its risks;
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
We may not be successful in our efforts to develop ensifentrine for multiple indications, including asthma, CF or other respiratory diseases.
Part of our strategy is to continue to develop ensifentrine in indications other than COPD, such as CF and asthma. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat CF and asthma, we may not be able to develop ensifentrine in these indications or any other disease, or development may not be successful. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. If we do not continue to successfully develop and begin to commercialize ensifentrine for multiple indications, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
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
The time required to obtain approval by the FDA, the European Commission and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for ensifentrine and it is possible that ensifentrine or any product candidates we may develop in the future will never obtain regulatory approval.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidate is safe and effective for its intended uses.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA or foreign regulatory agencies may also require us to conduct additional preclinical studies or clinical trials for ensifentrine either prior to or post-approval, or it may object to elements of our clinical development program.
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
•the data collected from clinical trials of ensifentrine may, for other reasons, not be sufficient to support the submission of an NDA in the United States, a marketing authorization application (“MAA”) in the EU, or other comparable submission to obtain regulatory approval in other countries;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•the FDA, the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; and
•the FDA, the EMA or comparable foreign regulatory authorities may disagree with our proposed product specifications and performance characteristics.
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market ensifentrine. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for ensifentrine. Even if we believe the data collected from clinical trials of ensifentrine are promising, such data may not be sufficient to support approval by the FDA, the European Commission or any other regulatory authority.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
If the FDA or a comparable foreign regulatory authority approves ensifentrine, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for ensifentrine will be subject to extensive and ongoing regulatory requirements. These requirements include payment of annual user fees, submissions of safety and other post-marketing information and reports, facility registration and drug listing, as well as continued compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and GCP requirements for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize ensifentrine. In addition, any approval we may obtain for ensifentrine may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
We and our contract manufacturers will also be subject to periodic inspection by the FDA and other regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
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
In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
•the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•in the EU, interactions between pharmaceutical companies and health care professionals and health care organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to health care professionals and associations on a regular (e.g. annual) basis. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment;
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California recently enacted the California Consumer Privacy Act, (“CCPA”), which went into effect on January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides privacy rights to California consumers, including rights to access and delete their information, to opt out of certain information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions for health-related information, it may regulate or impact our processing of personal information depending on the context.Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also subject to diverse laws and regulations relating to data privacy and security in the EU and the EEA, including the GDPR. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The law is also developing rapidly and, in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the U.S. In addition, EU and EEA member states may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
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
Our sub-contracted operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.
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
We also are subject to other laws and regulations governing any international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, or, collectively, the Trade Control laws. In particular, we have engaged a number of clinical trial sites in Russia in connection with our Phase 3 ENHANCE clinical program and, with the current tensions between Russia and Ukraine, there is an increased risk that the United States or other governments impose sanctions that impact our ability to pay the clinical sites and continue to conduct our clinical program in Russia, which would increase the cost and timeline of our Phase 3 program.
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
Given the number of products already on the market to treat COPD, asthma and CF, we expect to face intense competition if ensifentrine is approved for these indications. Companies including Boehringer Ingelheim, GlaxoSmithKline, AstraZeneca, Novartis, Vertex, Viatris, Theravance, Gilead, Genentech and Sunovion currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. If we successfully develop and commercialize ensifentrine, it will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render ensifentrine obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
We may be unable to obtain orphan drug designation from the FDA or similar foreign authorities for ensifentrine for the treatment of CF, and even if we do obtain such designations, we may be unable to obtain or maintain the benefits associated with orphan drug designation, including the potential for orphan drug exclusivity.
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, orphan drug designation may be granted to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax credits for qualified clinical testing and application fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same active ingredient for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. This period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the orphan designation criteria, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
We may seek orphan drug designation from the FDA and the European Commission for ensifentrine for the treatment of CF. Even if we are able to obtain orphan designation for ensifentrine in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing ensifentrine if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and/or the EU may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA and/or foreign regulatory authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity for ensifentrine, that exclusivity may not effectively protect ensifentrine from competition because different drugs with different active moieties can be approved for the same condition.
In addition, the FDA or foreign regulatory authorities can subsequently approve products with the same active moiety for the same condition if the FDA or foreign regulatory authorities conclude that the later drug is clinically superior on the basis of greater safety, greater effectiveness, or a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for ensifentrine for the treatment of CF, we may never receive such designation.
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
Obtaining and maintaining reimbursement status is time consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of ensifentrine to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that Medicare Part B will play an important role in the reimbursement of ensifentrine. Changes within how products are reimbursed through Medicare Part B could occur and those changes may affect the overall coverage of ensifentrine in the future.
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
Even if the FDA or any other regulatory authority approves the marketing of ensifentrine, whether developed on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use ensifentrine. If ensifentrine does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of ensifentrine will depend on a variety of factors, including:
•the timing of market introduction;
•the number and clinical profile of competing products;
•the clinical indications for which ensifentrine is approved;
•our ability to provide acceptable evidence of safety and efficacy;
•the prevalence and severity of any side effects;
•relative convenience, frequency, and ease of administration;
•cost effectiveness;
•marketing, sales, and distribution support;
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
We currently have no commercial infrastructure, including sales, marketing, operations, distribution, and reimbursement infrastructure. If we are unable to develop commercial infrastructure, including sales, marketing, operations, distribution and reimbursement capabilities on our own or through collaborations, we may not be successful in commercializing ensifentrine.
We have no sales, marketing, or operations, distribution or reimbursement capabilities and we have not previously marketed, sold or distributed pharmaceutical products. If ensifentrine is approved, we intend either to establish our commercial infrastructure including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize ensifentrine, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of ensifentrine. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of ensifentrine.
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and CROs, to conduct our pre-clinical studies and clinical trials and to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our CROs or if we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that upon a regulatory inspection of us or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We entered into a collaboration and license agreement with Nuance Pharma effective June 9, 2021 (the “Nuance Agreement”) under which we granted Nuance Pharma the exclusive rights to develop and commercialize products containing ensifentrine (the “Nuance Licensed Products”) in Greater China (China, Taiwan, Hong Kong and Macau).

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
Our development program for ensifentrine and the potential commercialization of ensifentrine will require substantial additional cash to fund expenses. Therefore, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of ensifentrine. For example, we may seek a collaborator for development of our DPI or pMDI formulation of ensifentrine for the maintenance treatment of COPD and potentially asthma and other respiratory diseases.
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
We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing ensifentrine and its derived formulated products. Instead, we rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs), for the supply of cGMP- or GMP-grade clinical trial materials and commercial quantities of ensifentrine and its derived formulated products, if approved. While we may contract with other CMOs in the future, we currently have one CMO for the manufacture of ensifentrine drug substance and one CMO for each formulation of ensifentrine. The facilities used to manufacture ensifentrine and its derived formulated products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA, and by comparable foreign regulatory authorities for approvals outside the United States. While we provide sponsor oversight of manufacturing activities, we do not and will not directly control the manufacturing process of, and are or will be essentially dependent on, our CMOs for compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and its derived formulated products. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or a comparable foreign regulatory authority, it will not be able to secure or maintain regulatory approval for the manufacture of ensifentrine and its derived formulated products in its manufacturing facilities. In addition, we have little direct control over the ability of a CMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ensifentrine and its derived formulated products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for or market ensifentrine and its derived formulated products, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of ensifentrine and its derived formulated products or that obtained approvals could be revoked. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our suppliers, CMOs and other third parties for the manufacture, storage and distribution of ensifentrine and its derived formulated products means that we are subject to the risk that ensifentrine and its derived formulated products may have manufacturing defects that we have limited ability to prevent, detect or control.
We rely on and will continue to rely on CMOs to purchase from third-party suppliers the materials necessary to produce ensifentrine and its derived formulated products and the inhalation and nebulization devices to deliver ensifentrine. We do not and will not have any direct control over the process or timing of the acquisition and delivery of these supplies by any CMO or its third-party suppliers, or the quality or quantity of such supplies. These supplies could be interrupted from time to time and, if interrupted, we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost or quality, or at all. There are a limited number of suppliers for the raw materials that we may use to manufacture ensifentrine and for the drug delivery devices (e.g. nebulizers) that we use for clinical trials with ensifentrine, and we will need to assess alternate suppliers to prevent a possible disruption to our clinical trials, and if approved, ultimately to commercial sales. Although we generally do not begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of ensifentrine to complete the clinical trial, any significant delay in the supply of ensifentrine drug products, or the raw material components needed to produce, or devices needed to deliver, ensifentrine, for an ongoing clinical trial due to our CMOs or their third-party suppliers could considerably delay completion of our clinical trials, product testing and potential regulatory approval of ensifentrine. If our CMOs, their third-party supplies, or we are unable to purchase these supplies after regulatory approval has been obtained for ensifentrine, the commercial launch of ensifentrine would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of ensifentrine. In addition, growth in the costs and expenses of these supplies may impair our ability to cost-effectively manufacture ensifentrine. Additionally, CMOs are experiencing labor constraints which could impact their ability to manufacture and deliver ensifentrine.
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
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for ensifentrine, formulations of ensifentrine, polymorphs, salts and analogs of ensifentrine, methods used to manufacture ensifentrine, methods for manufacturing of final drug product for different inhalation devices such as nebulizer, DPI, pMDI, and the methods for treating patients with respiratory diseases using ensifentrine alone or in combination with other available products, or on in-licensing such rights. Our ensifentrine development program relies on the patents and patent applications assigned and know-how licensed from Ligand. The registrations of the assignment of each of these patents and patent applications with the relevant authorities in certain jurisdictions in which the patent and patent applications are registered have been granted, but there is no assurance that any additional registrations will be effected in a timely manner or at all. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could adversely affect our ability to develop and market ensifentrine.
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
We do not currently own any registered trademarks. We may not be able to obtain trademark protection in territories that we consider of significant importance to us. If we register trademarks, our trademark applications may be rejected during trademark registration proceedings. Although we will be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world.
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
Our information technology systems, and those of our manufacturers, suppliers and other third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, may fail or suffer security breaches, which could distract our operations and cause delays in our research and development work, and may adversely affect our business, operations and financial performance.
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information and personally identifiable information of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work.Further, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses, ransomware attacks, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. Although to our knowledge we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal data, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
Risks Related to Employee Matters and Managing Growth
Our future growth and ability to compete depends on our ability to retain our key personnel and recruit additional qualified personnel.
Our success depends upon the contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with ensifentrine and related technologies. Our key management individuals include our chief executive officer, David Zaccardelli, our chief financial officer, Mark Hahn, our general counsel, Claire Poll, our chief medical officer, Kathleen Rickard, our senior vice president, chemistry manufacturing and controls, Peter Spargo, our senior vice president, regulatory affairs, Caroline Diaz, our senior vice president of commercial, Christopher Martin, and our senior vice president, R&D, Tara Rheault. The loss of key managers and senior scientists could delay our research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to achieve our product candidate development objectives, raise additional capital and implement our business strategy.
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
As of December 31, 2021, our senior management, board of directors and greater than 5% shareholders and their respective affiliates, in the aggregate, owned approximately 45% of our outstanding voting ordinary shares (including ordinary shares represented by ADSs) assuming no exercise of outstanding options or warrants. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our ADSs and ordinary shares.
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

As of January 1, 2021, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. We are also no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq. We are also required to comply with all other rules of Nasdaq applicable to U.S. domestic issuers, including that our articles of association specify a quorum of no less than one-third of our outstanding voting common shares for meetings of our common shareholders, the solicitation of proxies and the approval by our shareholders in connection with certain events such as the acquisition of stock or assets of another company, the establishment of or amendments to equity-based compensation plans for employees, a change of control and certain private placements. In addition, we are required to report our financial results under U.S. generally accepted accounting principles, including our historical financial results, which have previously been prepared in accordance with IFRS. The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer.
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
For as long as we continue to be an emerging growth company, or EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404, not being required to present selected financial data for any period prior to the earliest audited period presented in our first registration statement, and exemptions from the requirement of holding a shareholder nonbinding advisory vote on executive compensation and golden parachute payments and from having to disclose the ratio of compensation of our chief executive officer to the median compensation of our employee. We may take advantage of these exemptions until we are no longer an EGC. We could be an EGC for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our ADSs and ordinary shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter), in which case we would no longer be an emerging growth company as of the following December 31 (our fiscal year-end). We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.
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
In the financial statements for the year ended December 31, 2020, we recorded an SME R&D Tax Credit of $8.3 million which was subsequently received in cash in the year ended December 31, 2021. For the year ended December 31, 2021, we recorded an SME R&D Tax Credit of $15.6 million, which we expect to receive in the year ending December 31, 2022.
New rules were introduced, effective for accounting periods starting after April 1, 2021, whereby the amount of SME payable R&D tax credit that a business can receive in any one year will be capped at £20,000 plus three times the company’s total Pay As You Earn (“PAYE”) and National Insurance contributions (“NIC”) liability. Exemptions to the cap have been introduced which are available to companies that meet certain conditions. We are currently reviewing the impact these changes could have on our tax credit for the year ending December 31, 2022, which would be payable in 2023.

Taxation
We believe we will likely be classified as a passive foreign investment company for U.S. federal income tax purposes for the taxable year ended December 31, 2021, which could result in adverse U.S. federal income tax consequences to U.S. investors in our ADSs.
Because we do not earn revenue from our business operations, and because our sole source of income currently is interest on bank accounts held by us, we believe we will likely be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2021. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our ordinary shares or ADSs, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns our ordinary shares or ADSs, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes a specified election once we cease to be a PFIC. If we are classified as a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends and (iii) the obligation to comply with certain reporting requirements. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our ordinary shares or ADSs who is a citizen or individual resident of the United States, a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; or an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.
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
As a U.S. public company, and particularly after we no longer qualify as an EGC, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to becoming a U.S. public company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on non-U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters is in leased office space at 3 More London Riverside, London, U.K. The leases on the offices expire in the first quarter of 2023. We also have office space at 8045 Arco Corporate Drive, Suite 130, Raleigh, NC 27617, USA, that expires in the second quarter of 2024. We believe that these facilities are adequate to meet our current and near term needs.
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
As of February 18, 2022, 99.7% of our ordinary shares are held in ADS form, between 54 registered holders. The 0.3% balance of our ordinary shares are held as unlisted ordinary shares.
Dividends
We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.

Item 6.    [Reserved]
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
During 2021 we made substantial progress in our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) clinical program. Patient enrollment completed in the 48-week subset of the ENHANCE-1 trial in December 2021 and in the ENHANCE-2 trial in January 2022. Complete enrollment in the 24-week subset of ENHANCE-1 is expected around the end of the second quarter of 2022. We expect to report top-line data from ENHANCE-2 in the third quarter of 2022 and from ENHANCE-1 around the end of 2022. Conditional upon positive results, we intend to file a New Drug Application (“NDA”) with the US Food & Drug Administration (“FDA”) in the first half of 2023.
If approved, we intend to commercialize ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) via a standard jet nebulizer in the United States. Outside the US, we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered a strategic collaboration with Nuance Pharma Limited (“Nuance Pharma”), a Shanghai-based specialty pharmaceutical company, to develop and commercialize ensifentrine in Greater China.
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $263.7 million as of December 31, 2021. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
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
We believe that our cash and cash equivalents as of December 31, 2021, together with funding expected to become available under the $30.0 million debt financing facility secured in November 2020 and from cash receipts from U.K. tax credits, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023.

COVID-19 impact and business continuity
We are closely monitoring the potential impact of the COVID-19 pandemic on our operations and clinical trials, in particular the timelines and costs of our Phase 3 clinical program. The pandemic and associated government and other measures in response continue to impact a number of clinical trial activities and we will provide an update if we become aware of any meaningful disruption caused by the pandemic to our clinical trials.
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
Ligand assigned to us all of its rights to certain patents and patent applications relating to ensifentrine and related compounds (the “Ligand Patents”) and an exclusive, worldwide, royalty-bearing license under certain Ligand know-how to develop, manufacture and commercialize products (the “Licensed Products”) developed using Ligand Patents, Ligand know-how and the physical stock of certain compounds.
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
Nuance agreement
We entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma effective June 9, 2021 (the “Effective Date”) under which we granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, we received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest valued at $15.0 million as of the Effective Date in Nuance Biotech, the parent company of Nuance Pharma. We are eligible to receive future milestone payments of up to $179.0 million, triggered upon achievement of certain clinical, regulatory, and commercial milestones as well as tiered double-digit royalties on net sales in Greater China.
As of December 31, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on the Consolidated Balance Sheet, included elsewhere in this Annual Report on Form 10-K. The equity interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020, subject to impairment. As of December 31, 2021, there had been no other observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.
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
The performance obligations in the Nuance Agreement include the grant of the license (including the right to commercialize ensifentrine until the end of the term, the sharing of certain know how, and the sharing of certain clinical and regulatory data), and manufacture and supply of ensifentrine drug product. We have determined that the manufacturing and supply was not at a discount.
We have determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, we have determined that we fulfilled our obligations to Nuance Pharma when we delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. We delivered this know how in the year ended December 31, 2021, and the $40.0 million revenue was therefore recognized as revenue in the year ended. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. As of December 31, 2021, the entire cost had been recognized as Selling, General and Administrative expense in the Consolidated Statement of Operations, in line with recognition of the revenue relating to the contract.
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
For additional information regarding the Nuance Agreement, see Note 9 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Warrants
On July 29, 2016, as part of a private placement we issued warrants to investors. The warrant holders can subscribe for an ordinary share at a per share exercise price of £1.7238. They can also opt for a cashless exercise of their warrants whereby they can choose to exchange the warrants held for a reduced number of warrants exercisable at nil consideration.
If, after a transaction, should the warrants be exercisable for unlisted securities, the warrant holders may demand a cash payment instead of the delivery of the underlying securities. Accordingly, they are accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity” and recorded at fair value using the Black-Scholes valuation methodology, on recognition and at each reporting date. The warrants are currently exercisable and may be exercised by the holders until May 2, 2022 when the warrant instruments may either be exercised, cashlessly exercised, or expire.

Loan and security agreement
In November 2020, we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “Term Loan”). See “Indebtedness” for additional information.

Critical accounting estimates
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
•initiate and conduct further clinical trials for ensifentrine for the treatment of acute COPD, cystic fibrosis (“CF”) or any other indication;
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
Revenue
To date, the company has not generated revenue from the sale of any products. All revenue to date has been derived from the receipt of up-front proceeds under the Nuance Agreement.
In the future, we anticipate generating revenue from a combination of sales of our products, if approved, whether through our own or a third-party sales force, and license fees, milestone payments and royalties in connection with strategic collaborations regarding ensifentrine or other potential products. We expect that any revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of ensifentrine in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue, and our financial condition and results of operations would be materially adversely affected.
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
We expect our research and development costs for the next few quarters to remain at a level consistent with the 2021 level and then decrease as the ENHANCE program winds down. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
Selling, general and administrative costs
Selling, general and administrative costs consist of salary and personnel related costs, including share based expense, expenses relating to operating as a public company, including professional fees, insurance, commissions to financial advisors and commercial related costs.
We expect our general and administrative costs and, in particular, our commercial costs to increase as we continue to develop our potential commercial operations and, in the event of successful regulatory approval, we expect to incur sales force, marketing and other launch related costs. As we develop our knowledge of the market and refine our commercialization plans, expected costs may vary significantly from our current expectations.

Other income/(expense)
Other income/(expense) are driven by changes in valuation of the U.K. tax credits, interest income, interest expense, warrants and foreign exchange movements on cash and cash equivalents
We participate in the U.K. Small and Medium Enterprises R&D tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to the Company. Credits recorded in the 2021 financial year are expected to be received in the 2022 financial year.
The U.K. tax authorities have enacted new rules, effective for accounting periods starting after April 1, 2021, whereby the amount of SME payable R&D tax credit that a business can receive in any one year will be capped at £20,000 plus three times the company’s total pay-as-you-earn (“PAYE”) withholding taxes and social security liability for the year. Exemptions to the cap have been introduced which are available to companies that meet certain conditions. We are currently reviewing the impact these new rules could have on our tax credit for the year ending December 31, 2022, which would be receivable in 2023.
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

Results of Operations for the years ended December 31, 2021 and 2020
The following table shows our statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020	Variance
Revenue	$40,000	$—	$40,000
Operating expenses:
Research and development	$79,406	$44,505	$34,901
Selling, general and administrative	33,907	29,772	$4,135
Total operating expenses	113,313	74,277	39,036
Operating loss	(73,313)	(74,277)	964
Other income/(expense):
Research and development tax credit	15,630	8,267	7,363
Interest income	14	121	(107)
Interest expense	(340)	(35)	(305)
Fair value movement on warrants	2,246	(1,136)	3,382
Foreign exchange gain	176	2,060	(1,884)
Total other income, net	17,726	9,277	8,449
Loss before income taxes	(55,587)	(65,000)	9,413
Income tax income/(expense)	18	(146)	164
Net loss	$(55,569)	$(65,146)	$9,577
Revenue
Revenue of $40.0 million for the year ended December 31, 2021 is related to upfront consideration received under the Nuance Agreement. There was no revenue for the year ended December 31, 2020.
Research and development costs
Research and development costs were $79.4 million for the year ended December 31, 2021, compared to $44.5 million for the year ended December 31, 2020, an increase of $34.9 million. This increase was primarily driven by an increase in clinical costs of $35.0 million as the majority of enrollment relating to the ENHANCE program occurred in 2021.
Selling, general and administrative costs
Selling, general and administrative costs were $33.9 million for the year ended December 31, 2021 compared to $29.8 million for the year ended December 31, 2020, an increase of $4.1 million. This increase was driven primarily by a $2.9 million increase in share-based compensation charges, $4.0 million related to transaction advisory fees on the Nuance Agreement, $0.9 million related to increased Directors’ and Officers’ insurance, partially offset by a $2.1 million decrease related to severance incurred in 2020, and $1.9 million decrease of expenses relating to our private placement in 2020 (the “Private Placement”).
Other income / (expense)
The R&D tax credit for the year ended December 31, 2021 was $15.6 million compared to a credit of $8.3 million for the year ended December 31, 2020, an increase of $7.4 million. This increase is attributable to our higher qualifying expenditure on research and development in 2021 compared to 2020.
The foreign exchange gain of $0.2 million in 2021 and $2.1 million in 2020 relate to the foreign exchange movements on the cash and short term investments the Company holds in pounds sterling. In 2021, the vast majority of our cash was held in USD resulting in lower impact of currency exchange rate changes.
Net loss

Net loss was $55.6 million for the year ended December 31, 2021, compared to $65.1 million for the year ended December 31, 2020. The decrease in net loss was primarily the result of the revenue from the Nuance Agreement offset by an increase in operating costs and the increase in other income, net, discussed above.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020	Variance
Cash and cash equivalents at beginning of the year	$187,986	$30,428	$157,558
Net cash used in operating activities	(33,254)	(45,076)	11,822
Net cash (used in)/provided by investing activities	(12)	9,710	(9,722)
Net cash (used in)/provided by financing activities	(6,117)	192,343	(198,460)
Effect of exchange rate changes on cash and cash equivalents	(223)	581	(804)
Cash and cash equivalents at end of the year	$148,380	$187,986	$(39,606)
Operating activities
Operating activities used $33.3 million of cash during the year ended December 31, 2021, primarily for clinical development costs related to the ENHANCE program, employee related expenses, $4.0 million commission paid to a financial advisor partially offset by the receipt of a $25.0 million net upfront payment related to our Nuance Agreement and a increase in payables and accruals. Operating cash flows also included office operational expenses, recruiting and legal fees.
Operating activities used $45.1 million of cash during the year ended December 31, 2020, primarily for clinical development costs related to completing the Phase 2 program for ensifentrine and the initiation of the ENHANCE program, employee related expenses and severance related costs. Operating cash flows also included office operational expenses, recruiting and legal fees.
Investing activities
Net cash provided by investing activities decreased to $12.0 thousand for the year ended December 31, 2021, from $9.7 million for the year ended December 31, 2020 due to no movement of funds from short term investments to cash in 2021 as all term deposits were moved to money market funds, which are classified as cash and cash equivalents.
Financing activities
For the year ended December 31, 2021, financing activities used $6.1 million of net cash, related to $6.8 million payments of withholding taxes from share-based awards offset by $0.7 million of proceeds from the ATM sales agreement.
For the year ended December 31, 2020, financing activities provided $192.3 million of net cash, driven by net proceeds from the Private Placement and the first advance received under the Term Loan. We received $185.5 million after costs in the Private Placement. Of the costs, $1.9 million were recorded in the statement of operations and comprehensive loss and therefore included in net cash used in operating activities. Financing activities also includes a net $4.9 million receipt from the Term Loan facility.
Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, 2020 from borrowings under the Term Loan and in 2021 from the upfront payment agreed under the Nuance agreement.
We have incurred recurring losses since inception, including net losses of $55.6 million, and $65.1 million for the years ended December 31, 2021, and 2020, respectively. In addition, as of December 31, 2021, we had an accumulated deficit of $263.7 million. We expect to continue to generate operating losses for the foreseeable future.

Since inception we have financed our operations through the sales of Ordinary Shares of the Company, proceeds from the Term Loan and a licensing agreement.
Open market sale agreement
In March 2021, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”) to sell shares of our ordinary shares, in the form of ADSs, with aggregate gross sales proceeds of up to $100.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent (the “ATM Program”). We provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds. During the year ended December 31, 2021, we sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of approximately $0.7 million after deducting issuance costs. As of December 31, 2021, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Term Loan with Silicon Valley Bank.
Indebtedness
In November, 2020, we and Verona Pharma, Inc. (“Verona U.S.”, and together with us, the “Borrowers”) entered into the Term Loan facility of up to $30.0 million, consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance available subject to certain terms and conditions in an aggregate amount of $10.0 million (the “Term B Loan”) and a term loan advance available subject to certain terms and conditions in an aggregate amount of $15.0 million (the “Term C Loan”), with Silicon Valley Bank (“SVB”), the proceeds of which will be used for general corporate and working capital purposes.
The Term Loan is governed by a loan and security agreement, dated as of November 19, 2020, between the Borrowers and SVB, as amended (the “Loan Agreement”). The Term B Loan will be available, subject to and customary terms and conditions, during the period commencing upon the achievement of a specific clinical milestone relating to ensifentrine through and including September 30, 2022. The Term C Loan will be available, subject to customary terms and conditions, during the period commencing upon the achievement of an additional specific clinical milestone relating to ensifentrine through and including June 30, 2023.
The Term Loan will mature on November 1, 2024. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (a) the sum of the prime rate reported in The Wall Street Journal plus 1.00% and (b) four and one-quarter of one percent (4.25%). The Term Loan provides for interest-only payments on a monthly basis until the payment date immediately preceding December 1, 2023. Thereafter, amortization payments will be payable monthly in equal installments of principal plus monthly payments of accrued interest. Upon repayment (whether at maturity, upon acceleration or by prepayment or otherwise), the Borrowers shall make a final payment to SVB in the amount of 10% of the aggregate Term Loans advanced (the "Final Payment"). The Borrowers may prepay the Term Loan in full but not in part provided that the Borrowers (i) provide ten days prior written notice to SVB, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, (B) a prepayment fee of $450,000 plus 3.0% of the Term C Loans advanced if paid on or before the first anniversary of the closing date; $300,000 plus 2.00% of the Term C Loans advanced if paid after the first anniversary of the closing date and on or before the second anniversary of the closing date; and $150,000 plus 1.00% of the Term C Loans advanced if paid thereafter and prior to maturity, (C) the Final Payment and (D) all other sums, if any, that shall become due and payable with respect to the Term Loan Advances, including interest at a default rate with respect to any past due amounts. Amounts outstanding during an event of default are payable upon SVB's demand and shall accrue interest at an additional rate of 3.0% per annum.
The Term Loan is secured by a lien on substantially all of the assets of the Borrowers, other than the equity interest in Verona U.S. and other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Borrowers have also granted SVB a negative pledge with respect to its intellectual property.
The Loan Agreement contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of SVB. The Loan Agreement includes a minimum cash covenant triggered when Borrowers' consolidated cash and cash equivalents drop below $45.0 million at any time after the earliest to occur of any of the following: (i) the release of negative data from ENHANCE-2 and/or ENHANCE-1, which in the reasonable business discretion of Borrowers’ senior management, would be considered insufficient to support submission of an NDA to the FDA, (ii) the FDA issues a complete response letter with respect to an NDA submitted for ensifentrine, or (iii) failure to achieve a specific regulatory milestone relating to ensifentrine by June 30, 2023 (extendable to March 31, 2024 upon the Borrowers receiving a specified amount of new cash proceeds after September 8, 2020 from the sale of equity securities in one or more public financings or other bona fide equity financings, subordinated debt and/or upfront/milestone payments from one or more collaboration agreements not prohibited in the Loan Agreement). Upon such trigger, Borrowers must cash collateralize an amount equal to the outstanding obligations to SVB plus the amount of any prepayment penalty and Final Payment which would be due in the event the Loan Agreement were prepaid in full with respect to the Term Loans advanced as of such time.
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
Funding requirements
We initiated our Phase 3 ENHANCE program for the maintenance treatment of COPD in the third quarter of 2020 after raising funds in the Private Placement that we estimated to be the required funds to complete this program. We believe that our cash and cash equivalents as of December 31, 2021, together with funding expected to become available under the Term Loan and from cash receipts from U.K. tax credits, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023.
Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Additionally we may enter into out licensing transactions from time to time however there can be no assurance that the company can secure such transactions in the future. Accordingly, we will need to obtain substantial additional funds to achieve our business objective including to further advance clinical and regulatory activities, to fund prelaunch and launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine. We will need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders and ADS holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect such holders’ rights as a shareholder or ADS holder. Any future debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our security holders’ ownership interests. Additionally, we have a $100.0 million ATM facility that may be available for future use.
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
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is set forth in the consolidated financial statements and notes as referenced in Item 15 of Part IV of this Annual Report.
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
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
[Not applicable]

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
The remaining information required by this item will be included in our definitive proxy statement for the 2022 Annual General Meeting of Stockholders and is incorporated herein by reference to such proxy statement.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2022 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2022 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2022 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2022 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements and the Report of Independent Registered Accounting Firm are filed as part of this Annual Report on Form 10-K:
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed / Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
4.1	Deposit Agreement	20-F	001-38067	2.1	2/27/2018
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-38067	2.2	2/27/2018
4.3	Form of Warrant issued to each of the investors named in Schedule A thereto	F-1	333-217124	4.3	4/3/2017
4.4	Warrant Instrument issued to NPlus1 Singer LLP	F-1	333-217124	4.4	4/3/2017
4.5	Description of Securities	10-K	001-38067	4.5	2/25/2021	*
10.1	Registration Rights Agreement, dated July 29, 2016, by and among Verona Pharma plc and the investors set forth therein	F-1	333-217124	10.1	4/3/2017
10.2	Registration Rights Agreement, dated July 16, 2020, by and among Verona Pharma plc and the investors set forth therein	6-K	001-38067	2	7/22/2020
10.3†	Intellectual Property Assignment and Licence Agreement between Vernalis Development Limited and Rhinopharma Limited, as predecessor to Verona Pharma plc, dated February 7, 2005	F-1	333-217124	10.2	4/3/2017
10.4.3	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#1	20-F	001-38067	4.3.3	2/27/2020
10.4.4	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#2	20-F	001-38067	4.3.4	2/27/2020
10.4.5	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#3	20-F	001-38067	4.3.5	2/27/2020
10.4.6	Renewal Agreement to Lease by and between the Verona Pharma Inc. and Regus Management Group LLC dated July 16, 2019	20-F	001-38067	4.3.6	2/27/2020
10.4.7	Renewal Agreement to Lease by and between the Verona Pharma Plc. and Regus Management (UK) Limited dated November 9, 2021					*
10.4.8	Renewal Agreement to Lease by and between the Verona Pharma Plc. and Regus Management (UK) Limited dated December 7, 2021					*
10.4.9	Agreement to Lease by and between the Verona Pharma Inc. and Brier Creek Office #4, LLC dated March 6, 2020					*
10.5#	EMI Option Scheme	F-1	333-217124	10.4	4/3/2017
10.6#	Unapproved Share Option Scheme, as amended	F-1	333-217124	10.5	4/3/2017
10.7#	2017 Incentive Award Plan and forms of award agreements thereunder	20-F	001-38067	4.6	2/27/2018
10.8#	Employment Agreement, dated January 28, 2020, between Verona Pharma Inc. and David Zaccardelli, Pharm. D.	20-F	001-38067	4.7	2/27/2020
10.9#	Employment Agreement, dated December 21, 2019, between Verona Pharma plc and Kathleen Rickard	20-F	001-38067	4.8	3/19/2019
10.11#	Employment Agreement, dated October 1, 2016, between Verona Pharma plc and Claire Poll	F-1	333-217124	10.9	4/3/2017
10.12#	Employment Agreement, dated February 1, 2020, between Verona Pharma Inc. and Mark Hahn	F-1	333-247928	10.12	8/17/2020
10.13#	Form of Indemnification Agreement for board members	F-1/A	333-217124	10.11.1	4/18/2017
10.14#	Form of Indemnification Agreement for executive officers	F-1/A	333-217124	10.11.2	4/18/2017
10.15	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, OrbiMed Private Investments VI, LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.12	4/3/2017
10.16	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Abingworth Bioventures VI LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.13	4/3/2017
10.17	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	F-1	333-217124	10.14	4/3/2017
10.18	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	6-K	001-38067	1	7/22/2020
10.19.1	Loan and Security Agreement, dated as of November 19, 2020, by and among Silicon Valley Bank, Verona Pharma plc and Verona Pharma, Inc.	6-K	001-38067	1.1	11/24/2020
10.19.2	First Amendment to Loan and Security Agreement, dated as of November 19, 2020, by and among Silicon Valley Bank, Verona Pharma plc and Verona Pharma, Inc.	10-K	001-38067	10.19.2	2/25/2021	*
10.19.3†	Second Amendment to Loan and Security Agreement, dated as of March 2, 2022, by and among Silicon Valley Bank, Verona Pharma plc and Verona Pharma, Inc.					*
10.20#	Form of Non-Executive Director letter of appointment	10-K	001-38067	10.2	2/25/2021	*
10.21†	Collaboration and License Agreement, effective as of June 9, 2021, by and between Verona Pharma plc, Nuance Pharma Limited and Nuance (Shanghai) Pharma Co Ltd	10-Q	001-38067	10.1	8/5/2021
21.1	List of Subsidiaries of Verona Pharma plc					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: March 3, 2022	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ David Zaccardelli	President and Chief Executive Officer (principal executive officer)	March 3, 2022
David Zaccardelli, Pharm. D.

/s/ Mark W. Hahn	Chief Financial Officer (principal financial and accounting officer)	March 3, 2022
Mark W. Hahn

/s/ David Ebsworth, Ph.D.	Chairperson of the Board of Directors	March 3, 2022
David Ebsworth, Ph.D.

/s/ Ken Cunningham, M.D.	Director	March 3, 2022
Ken Cunningham, M.D.

/s/ Lisa Deschamps	Director	March 3, 2022
Lisa Deschamps

/s/ Martin Edwards, M.D.	Director	March 3, 2022
Martin Edwards, M.D.

/s/ Rishi Gupta	Director	March 3, 2022
Rishi Gupta

/s/ Mahendra Shah, Ph.D.	Director	March 3, 2022
Mahendra Shah, Ph.D.

/s/ Andrew Sinclair, Ph.D.	Director	March 3, 2022
Andrew Sinclair, Ph.D.

/s/ Vikas Sinha	Director	March 3, 2022
Vikas Sinha

/s/ Anders Ullman, M.D., Ph.D.	Director	March 3, 2022
Anders Ullman, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Verona Pharma Plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verona Pharma plc and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP
Reading, United Kingdom
March 3, 2022

We have served as the Company's auditor since 2015.

Verona Pharma plc
Consolidated Balance Sheets
(in thousands, except per share amounts and par value of shares)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$148,380	$187,986
Prepaid expenses	4,037	4,538
Tax incentive receivables	15,583	8,260
Other current assets	2,063	1,720
Total current assets	170,063	202,504

Non-current assets:
Furniture and equipment, net	80	107
Goodwill	545	545
Equity interest	15,000	—
Right-of-use assets	899	1,050
Total non-current assets:	16,524	1,702
Total assets	$186,587	$204,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,044	$178
Accrued expenses	22,256	10,863
Operating lease liability	648	798
Warrants	—	2,246
Taxes payable	147	—
Other current liabilities	327	118
Total current liabilities	33,422	14,203

Non-current liabilities:
Term loan	4,874	4,635
Operating lease liability	286	514
Total non-current liabilities	5,160	5,149
Total liabilities	38,582	19,352

Commitments and contingencies

Shareholders' equity
Ordinary £0.05 par value shares: 489,177,550 and 488,304,446 issued, and 480,082,966 and 463,304,446 outstanding, at December 31, 2021 and 2020, respectively	31,855	31,794
Additional paid-in capital	385,070	366,411
Ordinary shares held in treasury	(603)	(1,700)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(263,716)	(207,050)
Total shareholders' equity	148,005	184,854
Total liabilities and shareholders' equity	$186,587	$204,206
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020
Revenue	$40,000	$—
Operating expenses:
Research and development	79,406	44,505
Selling, general and administrative	33,907	29,772
Total operating expenses	113,313	74,277
Operating loss	(73,313)	(74,277)
Other income/(expense):
Research and development tax credit	15,630	8,267
Interest income	14	121
Interest expense	(340)	(35)
Fair value movement on warrants	2,246	(1,136)
Foreign exchange gain	176	2,060
Total other income, net	17,726	9,277
Loss before income taxes	(55,587)	(65,000)
Income tax income/(expense)	18	(146)
Net loss	(55,569)	(65,146)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2,321)
Total comprehensive loss attributable to shareholders of the Company	$(55,569)	$(67,467)
Loss per ordinary share — basic and diluted	$(0.12)	$(0.25)
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Shareholders’ Equity
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2020	105,326,638	$7,265	$179,535	$—	$(2,280)	$(141,779)	$42,741
Net loss	—	—	—	—	—	(65,146)	(65,146)
Retranslation of foreign operations	—	—	—	—	(2,321)	—	(2,321)
Issuance of ordinary shares, net of issuance costs	355,831,184	22,700	164,660	—	—	—	187,360
Issuance of ordinary shares to treasury	25,000,000	1,700	—	(1,700)	—	—	—
Issuance of ordinary shares from restricted share units and share options	2,146,624	129	39	—	—	(125)	43
Share-based compensation	—	—	22,177	—	—	—	22,177
Balance at December 31, 2020	488,304,446	$31,794	$366,411	$(1,700)	$(4,601)	$(207,050)	$184,854
Net loss	—	—	—	—	—	(55,569)	(55,569)
Issuance of common shares under at-the-market sales agreement	873,104	61	672	—	—	—	733
Restricted share units vested	—	—	—	1,097	—	(1,097)	—
Share-based compensation	—	—	25,425	—	—	—	25,425
Common shares withheld for taxes on vested stock awards	—	—	(6,850)	—	—	—	(6,850)
Equity settled share-based compensation reclassified as cash-settled	—	—	(588)	—	—	—	(588)
Balance at December 31, 2021	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020
Operating activities:
Net loss:	$(55,569)	$(65,146)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange gain	(176)	(2,060)
Amortization of debt issue costs	114	10
Accretion of redemption premium on debt	125	8
Fair value movement on warrants	(2,246)	1,136
Impairment of right-of-use asset	—	289
Share-based compensation	25,425	22,177
Depreciation and amortization	629	623
Equity interest recognized as revenue	(15,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	501	(3,065)
Tax incentive receivables	(6,924)	768
Other current assets	(343)	187
Right-of-use assets	(440)	(703)
Accounts payable	9,866	(1,398)
Accrued expenses	11,389	1,940
Lease liabilities	(373)	110
Taxes payable	147	—
Other current liabilities	(379)	48
Net cash used in operating activities	(33,254)	(45,076)
Cash flows from investing activities:
Purchases of furniture and equipment	(12)	(82)
Sale of short-term investments	—	9,792
Net cash (used in)/provided by investing activities	(12)	9,710
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	733	200,156
Payment of offering costs in connection with the issuance of ordinary shares	—	(12,748)
Proceeds from issuance of term loan	—	5,000
Term loan issuance costs	—	(108)
Payments of withholding taxes from share-based awards	(6,850)	—
Proceeds from exercise of share options	—	43
Net cash (used in)/provided by financing activities	(6,117)	192,343
Effect of exchange rate changes on cash and cash equivalents	(223)	581
Net change in cash and cash equivalents	(39,606)	157,558
Cash and cash equivalents at beginning of the year	187,986	30,428
Cash and cash equivalents at end of the year	$148,380	$187,986
Supplemental disclosure of cash flow information:
Income taxes paid	$1	$8
Interest paid	$215	$7
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 1 - Organization and description of business operations
Verona Pharma plc (the "Company") is incorporated and domiciled in the United Kingdom. Verona Pharma plc has one wholly-owned subsidiary, Verona Pharma, Inc., a Delaware corporation. Rhinopharma Limited (“Rhinopharma”), a Canadian company that was previously a non-operating, wholly-owned subsidiary, was dissolved in June 2021. The address of the registered office is 1 Central Square, Cardiff, CF10 1FS, United Kingdom.
The Company is a clinical-stage biopharmaceutical group focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. The Company’s American Depositary Shares (“ADSs”) are listed on the Nasdaq Global Market (“Nasdaq”) and trade under the symbol “VRNA”. The Company’s ordinary shares were also listed on the Alternative Investment Market of the London Stock Exchange (“AIM”) until October 30, 2020, when the shares were delisted from AIM in an effort to enhance liquidity of trading by combining all transactions on Nasdaq and to reduce costs through removing duplicative listing and compliance fees.
Liquidity
The Company has incurred recurring losses and negative cashflows from operations since inception, and has an accumulated deficit of $263.7 million as of December 31, 2021. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of December 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In March, 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the year ended December 31, 2021, the Company sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of approximately $0.7 million after deducting issuance costs. As of December 31, 2021, there remained $99.3 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
The Company’s commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Additionally we may enter into out-licensing transactions from time to time but there can be no assurance that the company can secure such transactions in the future. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives including to further advance clinical and regulatory activities, to fund prelaunch and launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine. We will need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
Note 2 - Basis of Presentation and Summary of Significant Accounting policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of Verona Pharma plc and its wholly-owned subsidiaries Verona Pharma, Inc. and Rhinopharma through to its dissolution in June 2021. All inter-company balances and transactions have been eliminated.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("US GAAP") and the following accounting policies have been consistently applied.
At the end of the second quarter of 2020, the Company determined that it no longer qualified as a Foreign Private Issuer under SEC rules. As a result, beginning January 1, 2021, the Company is required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The transition to US GAAP was made retrospectively for all periods from the Company’s inception.

Verona Pharma plc
Notes to Consolidated Financial Statements
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the fair value of warrants and the fair value of the equity interest received under the Nuance Agreement (as defined below). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.
Business combinations
The Company applies the acquisition method to account for business combinations. The consideration transferred for the acquisition of a subsidiary is the fair value of the assets transferred, the liabilities incurred to the former owners of the acquiree and the equity interests issued by the Company. The consideration transferred includes the fair value of any asset or liability resulting from a contingent consideration arrangement. The excess of the cost of acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill.
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
Equity interest
As part of the Nuance Agreement, the Company received an equity interest in Nuance Biotech, the parent company of Nuance Pharma (see note 9). As Nuance Biotech’s securities are not publicly traded the equity interest’s fair value is not readily determinable. The Company therefore follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
Impairment of long-lived assets
The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. The Company initially compares the market capitalization of the Company to the book value of its assets. If the value of the market capitalization does not support the valuation of the assets, the Company reviews estimates of the cash flows over the remaining lives of its other intangible assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.
Ligand agreement
In 2006 the Company acquired Rhinopharma and assumed contingent liabilities owed to Ligand UK Development Limited (“Ligand”) (formerly Vernalis Development Limited). The Company refers to the assignment and license agreement as the Ligand Agreement.
Ligand assigned to the Company all of its rights to certain patents and patent applications relating to ensifentrine and related compounds (the "Ligand Patents") and an exclusive, worldwide, royalty-bearing license under certain Ligand know-how to develop, manufacture and commercialize products (the "Ligand Licensed Products") developed using Ligand Patents, Ligand know-how and the physical stock of certain compounds.
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
Revenue recognition
The Company’s revenue arises from the Company’s agreement for the development and commercialization of ensifentrine in Greater China (the “Nuance Agreement”). The terms of the Nuance Agreement include non-refundable upfront fees, payments based upon achievement of developmental and regulatory milestones, commercial milestones, royalties payable on sales, and manufacturing and supply. These payments are viewed as both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration. The Company follows the five-step model in ASC 606 “Revenue from Contracts with Customers”:
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

Verona Pharma plc
Notes to Consolidated Financial Statements
If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.
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
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. Research and development expenses include salaries, share-based compensation and benefits of employees, and other costs related to the Company’s R&D activities, including contracts with clinical research organizations and contract manufacturers. As part of the process of preparing financial statements the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trials and other development activities measured by patient progression and the timing of various aspects of the trial. The Company determines prepaid and accrual estimates through discussions with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of study recruitment from contract research organizations and activities carried out by other third-party vendors as well as the timely processing of any change orders from the contract research organizations.
Share-based compensation
The Company has a share-based compensation plan under which various types of equity-based awards may be granted, including stock options and restricted stock units (RSUs). The fair value of share options and RSUs, which are subject to milestone or service conditions with graded vesting, are recognized as compensation expense using the cliff vesting method; forfeitures are recognized as they occur.
The Company uses the fair-value based method to determine compensation for all arrangements under which employees receive shares. The fair value of each option and RSU is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on the historical volatility of the Company’s ordinary shares over the expected term of the options. The expected term of options granted is derived using the simplified method, which computes the expected term as the average of the sum of the vesting term plus the contract term. Historically the risk-free rate has been based on the appropriate U.K. government debt yield. After delisting its Ordinary shares from AIM on October 30, 2020, the Company used U.S. government debt yields.
Details of the assumptions used are set out in note 12 to the consolidated financial statements.

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
In the six months to June 30, 2020, management changes resulted in lower people costs being paid in pounds sterling. Following the Company’s private placement in July 2020 (the “Private Placement”) the Company entered into contracts to commence Phase 3 trials for ensifentrine and the majority of the costs are incurred in U.S. dollars. Management reviewed budgeted activities over the next five years and identified that the majority of costs from the second half of 2020 onwards will be incurred in U.S. dollars. Furthermore, the Private Placement raised funds in U.S. dollars and having delisted from AIM any future fundraises will be in U.S. dollars. Also, the commercial focus of Company is the U.S. market.
As a consequence, management determined the Company's functional currency changed from pounds sterling to U.S. dollars and was accounted for prospectively from July 1, 2020. To convert Verona Pharma plc’s books and records into U.S. dollars, income and expenses were translated at average rates, assets and liabilities at the June 30, 2020, exchange rate, and equity balances at historical rates. Translation differences were recorded in accumulated other comprehensive income/(loss).

Verona Pharma plc
Notes to Consolidated Financial Statements
Treasury shares
In the year ended December 31, 2020, the Company incorporated a trust to facilitate the acquisition of shares, by or for the benefit of employees and former employees. In the year ended December 31, 2020, the Company issued 25 million ordinary shares (equivalent to 3.125 million ADSs) to cover expected shares issued upon the vesting of share awards to employees.
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
Our financial instruments include cash equivalents, an equity interest, other assets, accounts payable and accrued expenses and other liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. The equity interest is held at cost subject to impairment, following guidance from ASC 321-10-35-2. The carrying amounts of the other instruments are considered to be representative of their fair values because of their short-term nature.
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
Lease accounting
The company accounts for leases in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). The standard requires lessees to recognize almost all leases on the balance sheet as right-of-use (“ROU”) assets and lease liabilities, and requires leases to be classified as either operating or finance type leases.
Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement.
As the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate in calculating the present value of lease payments. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received.
The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain the Company will exercise such options the lease will be recognized as a liability and a corresponding ROU asset also recognized.
Operating leases are included in operating lease ROU assets in current and non-current operating lease liabilities on the Company's Consolidated Balance sheets.

Verona Pharma plc
Notes to Consolidated Financial Statements
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
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
Note 3 - Prepaid expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Clinical trial and other development costs	$2,169	$2,551
Insurance	1,555	1,701
Other	313	286
Total prepaid expenses	$4,037	$4,538
Note 4 - Tax incentive receivables
Taxes receivable consisted of the following (in thousands):

	December 31,
	2021	2020
R&D tax credit receivable - U.K.	$15,583	$8,202
Tax receivable - U.S.	—	58
Total tax receivable	$15,583	$8,260

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 5 - Property leases
The right-of-use assets (“ROU”) relate to rented office space in London and North Carolina, with leases ending in 2023 and 2024, respectively.
In the year ended December 31, 2021, the Company extended its existing London lease. As a consequence it modified its accounting for the lease and recorded $0.6 million lease liability and corresponding ROU asset.
In the year ended December 31, 2020, the Company entered into a lease arrangement in North Carolina for office space and recognized lease liability and corresponding ROU asset of $0.7 million.
To calculate lease liabilities the Company used a weighted average discount rate of 8%. The weighted average remaining lease term is 1.8 years.
Minimum annual payments over the remaining lease periods as of December 31, 2021 are as follows (in thousands):

2022	655
2023	276
2024	38
Total minimum future lease payments	$969
Less: imputed interest	(35)
Total operating lease liabilities	$934
The total operating lease expense included in selling, general and administrative costs was $651,000.
Note 6 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Clinical trial and other development costs	$21,336	$8,607
Professional fees, listing and general corporate costs	919	2,149
People related costs	1	107
Total accrued expenses	$22,256	$10,863

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
At December 31, 2021, 31,003,155 warrants remain outstanding and entitle the investors to subscribe for, in aggregate, a maximum of 12,401,262 ordinary shares.
If, after a transaction, should the warrants be exercisable for unlisted securities, the warrant holders may demand a cash payment instead of the delivery of the underlying securities. Accordingly, the warrants are accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity”.The warrants are measured at fair value, classified as Level 3 in the fair value hierarchy, with movements recorded in finance income/(expense) in the Consolidated Statements of Operations and Comprehensive Loss.
In the years ended December 31, 2021, and 2020, no warrants were exercised or forfeited.
The warrants had no intrinsic value as at December 31, 2021.
There have been no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2021 and 2020. The warrants are valued using the Black-Scholes model and the table below presents the assumptions used:

	December 31,
	2021	2020
Shares potentially issued under warrants	12,401,262	12,401,262
Exercise price in pounds sterling	£1.7238	£1.7238
Risk-free interest rate	0.07%	—%
Expected term to exercise	0.33	1.33
Annualized volatility	51.6%	105.4%
Dividend rate	—%	—%
Calculated value of the warrants, in thousands of U.S. dollars	$—	$2,246
The following table shows the movement of the value of the warrants (in thousands):

	December 31,
	2021	2020
At January 1	$2,246	$1,188
Fair value adjustment	(2,246)	1,114
Foreign exchange differences recognized in loss for the period	—	22
Translation differences recognized in other comprehensive loss	—	(78)
At December 31	$—	$2,246
For the amount recognized at December 31, 2021, the effect when the following parameter deviates up or down is presented in the below table (in thousands):

10% volatility increase	$4
Base case, reported fair value	—
10% volatility decrease	$—

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 8 - Term loan
In November 2020, the Company and its wholly owned subsidiary, Verona Pharma, Inc. (“Verona U.S.” and, together with the company, the “Borrowers”) entered into a term loan facility of up to $30.0 million (the “Term Loan”), consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance available subject to certain terms and conditions in an aggregate amount of $10.0 million (the “Term B Loan”) and a term loan advance available subject to certain terms and conditions in an aggregate amount of $15.0 million (the “Term C Loan”), with Silicon Valley Bank, a California corporation (“SVB”), the proceeds of which will be used for general corporate and working capital purposes.
The Term Loan is governed by a loan and security agreement, dated as of November 19, 2020, between the Borrowers and SVB, as amended (the “Loan Agreement”). The Term B Loan will be available, subject to and customary terms and conditions, only during the period commencing upon the achievement of a specific clinical milestone relating to ensifentrine through and including September 30, 2022. The Term C Loan will be available, subject to customary terms and conditions, only during the period commencing upon the achievement of an additional specific clinical milestone relating to ensifentrine through and including June 30, 2023.
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
The Loan Agreement contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of SVB. The Loan Agreement includes a minimum cash covenant triggered when Borrowers' consolidated cash and cash equivalents drop below $45.0 million at any time after the earliest to occur of any of the following: (i) the release of negative data from ENHANCE-2 and/or ENHANCE-1, which in the reasonable business discretion Borrowers’ senior management, would be considered insufficient to support submission of an NDA to the FDA, (ii) the FDA issues a complete response letter with respect to an NDA submitted for ensifentrine, or (iii) failure to achieve a specific regulatory milestone relating to ensifentrine by June 30, 2023 (extendable to March 31, 2024 upon the Borrowers receiving a specified amount of new cash proceeds after September 8, 2020 from the sale of equity securities in one or more public financings or other bona fide equity financings, subordinated debt and/or upfront/milestone payments from one or more collaboration agreements not prohibited in the Loan Agreement). Upon such trigger, Borrowers must cash collateralize an amount equal to the outstanding obligations to SVB plus the amount of any prepayment penalty and Final Payment which would be due in the event the Loan Agreement were prepaid in full with respect to the Term Loans advanced as of such time.

Verona Pharma plc
Notes to Consolidated Financial Statements
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
As of December 31, 2021, the carrying value of the Term Loan was approximately $4.9 million, of which all was due in greater than 12 months. The debt balance has been categorized within Level 3 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.
Note 9 - Significant agreements
Ligand agreement
See note 2 for Ligand agreement details.
Nuance agreement
The Company entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma Limited (“Nuance Pharma”) effective June 9, 2021 (the “Effective Date”), under which the Company granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, the Company received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest, valued at $15.0 million as of the Effective Date, in Nuance Biotech, the parent company of Nuance Pharma. The Company is eligible to receive future milestone payments of up to $179.0 million triggered upon achievement of certain clinical, regulatory, and commercial milestones, as well as tiered double-digit royalties as a percentage of net sales of the products in Greater China. The Company will recognize these milestones when it is probable that a significant revenue reversal would not occur.
As of December 31, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on the Condensed Consolidated Balance Sheet. The Equity Interest is recorded cost subject to impairment. As of December 31, 2021, there had been no transactions to indicate any change in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The Equity Interest is therefore recorded at a value of $15.0 million as of December 31, 2021.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
The performance obligations in the Nuance Agreement include the grant of the license (including the right to commercialize ensifentrine until the end of the term, the sharing of certain know how, and the sharing of certain clinical and regulatory data), and manufacture and supply of ensifentrine drug product. The company have determined that the manufacturing and supply was not at a discount.
The Company has determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, the Company determined that it fulfilled its obligations to Nuance Pharma after it delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. This know how was delivered in the year ended December 31, 2021, and the $40.0 million revenue was therefore recognized as revenue in this period. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. As of December 31, 2021, the entire cost had been recognized in the Consolidated Statements of Operations.
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
Note 10 - Benefit plans
The Company maintains a 401(k) defined contribution retirement plan in the U.S. and a defined contribution plan in the U.K. for its employees and executive director. The assets of the plans are held separately from those of the Company in independently administered funds.
The retirement plan cost charge represents the contributions payable by the Company to the plans during the year. Defined contribution costs during the years ended December 31, 2021 and 2020 amounted to $274 thousand and $315 thousand, respectively.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 11 - Taxation
Verona Pharma plc operates in the United Kingdom and Verona Pharma, Inc. in the United States and they are subject to income taxes in those countries. U.K. corporation tax is charged at 19% and the U.S. Federal Income tax rate is 21%.
The components of (profit)/loss before income taxes are as follows (in thousands):

	December 31,
	2021	2020
United States	$(4,850)	$(3,191)
United Kingdom	60,437	68,191
Total	$55,587	$65,000
The components of income tax expense are as follows (in thousands):

	December 31,
	2021	2020
United States	$(18)	$146
United Kingdom	—	—
Total current tax (credit)/expense	$(18)	$146

United States	—	—
United Kingdom	—	—
Total deferred tax expense	—	—
Total income tax (credit)/expense	$(18)	$146
A reconciliation of the U.K. statutory income tax rate to our effective income tax rate is as follows (in percentages):

	December 31,
	2021	2020
U.K. tax rate	19.0%	19.0%
Non-deductible expenses	(7.5)%	(8.9)%
Research and development incentive	(10.9)%	(4.8)%
Share options exercised	2.6%	0.4%
Change in deferred tax valuation allowance	(3.0)%	(5.9)%
Other differences	(0.1)%	—%
Effective income tax rate	0.1%	(0.2)%

Verona Pharma plc
Notes to Consolidated Financial Statements
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax liabilities:
Contingent liability (1)	$(8,903)	$(5,860)
Total deferred tax liabilities	(8,903)	(5,860)

Deferred tax assets:
Net operating losses	26,931	19,855
IPR&D asset (1)	7,992	5,631
Future exercisable shares	4,228	10,480
Other	4	215
Total deferred tax assets	39,155	36,181
Less: valuation allowance	(30,252)	(30,321)
Deferred tax assets, net of valuation allowance	$—	$—

Movements in the deferred tax valuation allowance

Valuation allowance at January 1	$30,321	$13,504
Change in tax rates	7,353	1,632
(Decrease)/increase in valuation allowance	(7,422)	14,815
Foreign currency translation adjustments	—	370
Valuation allowance at December 31	$30,252	$30,321
(1) These relate to the difference in the tax base of the IP R&D asset and assumed contingent liability and the financial reporting base, which is nil under US GAAP.
Management has reviewed cumulative tax losses and projections of future taxable losses and determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets
At December 31, 2021 and December 31, 2020, the Company had U.K. net operating losses (“NOLs”) of $104.3 million and $95.7 million, respectively. The NOLs can be carried forward indefinitely to be offset against future taxable profits, but this is restricted to an annual £5 million allowance after which there will be a 50% restriction in the profits that can be covered by losses brought forward.
The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2020, and there are no ongoing tax examinations in any jurisdiction. No interest or penalties were recognized in the consolidated statements of operations or consolidated balance sheets. As of December 31, 2021, the Company has no uncertain tax positions.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 12 - Share-based compensation
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
The following table shows the allocation of share-based compensation between R&D and selling, general and administrative costs (in thousands):

	December 31,
	2021	2020
Research and development	$9,654	$9,319
Selling, general and administrative	15,771	12,858
Total share-based compensation	$25,425	$22,177
EMI Option Plan and Pre-IPO Option Plan
The EMI Option Plan and the Pre-IPO Option Plan were adopted by our board of directors on September 18, 2006, and July 24, 2012, respectively. The total number of shares that may be issued under these plans is the current number of outstanding options over 114,000 ordinary shares, or 14,250 ADSs, for the EMI Option Plan and 1,860,000 ordinary shares, or 232,500 ADSs, for the Pre-IPO Option Plan.
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
The following table shows share option activity and includes the options outstanding from all three plans :

	Number of share options outstanding	Weighted average exercise price (1)	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	14,179,196	$1.53
Granted	2,096,285	0.73
Forfeited	(2,506,017)	1.53
Expired	(589,128)	1.93
Exercised	(54,664)	0.75
Outstanding at December 31, 2020	13,125,672	$1.41	7.3	$914
Granted	1,696,000	0.72
Forfeited	(2,126,472)	1.06
Outstanding at December 31, 2021	12,695,200	$1.38	6.5	$950
Exercisable at December 31, 2021	10,177,240	$1.53	6.1	$553

(1) The exercise prices relate to the equivalent price for an ordinary share, calculated as one eighth of the ADS price.
Determining the fair value of share options and RSUs
The total fair values of the options and RSUs were estimated using the Black-Scholes option-pricing model for equity-settled compensation, amounted to $3.1 million for instruments granted in the year ended December 31, 2021 (2020: $62.1 million). The cost is amortized over the vesting period of the options and RSUs on a straight-line basis using the cliff-vesting method.The following assumptions were used for the Black-Scholes valuation of share options granted in 2021 and 2020.
Expected volatility
Volatility is calculated using historical weekly averages of the Company's share price over a period that is in line with the expected life of the options and RSUs.
Fair value of ordinary shares.
The fair value of ordinary shares has been based on the share price of the Company’s shares on AIM on the evening before the date of grant up until October 20, 2020 when the company delisted from AIM. Post this the fair value has been based on the ADS’s traded on NASDAQ on the evening before the date of grant.
Risk-free interest rate
The risk-free interest rate has been based on U.K. Government debt yield for the relevant term at the time of grant up until October 20, 2020 when the company delisted from AIM. After this appropriate U.S Treasury yield rates were used.
Expected term.
The expected term is determined using the simplified method.
Expected dividend
There are no expected dividends.

Verona Pharma plc
Notes to Consolidated Financial Statements
A summary of the weighted-average assumptions applicable to the share options granted in the applicable years is as follows:

December 31,
	2021	2020
Risk-free interest rate	0.79% - 1.32%	0% -0.21%
Expected lives, years	5-7	5-7
Expected volatility	85.35% - 87.68%	65.83% - 75.40%
Expected dividend yield	—%	—%
Grant date fair value (per share)	$0.62 - $0.78	$0.40 - $0.62
Restricted stock units activity
The following table shows RSU activity:

	Number of RSUs outstanding	Weighted average remaining contractual term (years)
Outstanding at January 1, 2020	1,602,969
Granted	62,566,271
Forfeited	(84,920)
Vested	(2,091,960)
Outstanding at December 31, 2020	61,992,360	1.5
Granted	3,030,928
Forfeited	(2,002,584)
Vested	(24,673,352)
Outstanding at December 31, 2021	38,347,352	1.2

	Number of RSUs outstanding	Weighted average remaining vesting Period	Period in which the target must be achieved
RSUs subject to time based vesting	37,833,688	1.2	n/a
RSUs subject to milestone based vesting	513,664	0.2	2022 - 2024

The intrinsic and fair value of RSUs that vested in the year ended December 31, 2021, was $20.2 million (2020: $1.5 million).
As of December 31, 2021, total compensation cost related to share options and RSUs granted but not yet recognized was $16.2 million. This cost will be amortized to expense over a weighted average remaining period of 1.5 years and will be adjusted for subsequent forfeitures.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 13 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted earnings per share for 2021 and 2020 (net loss in thousands, loss per share in dollars):

	December 31,
	2021	2020
Numerator:
Net loss	$(55,569)	$(65,146)
Net loss available to ordinary shareholders - basic and diluted	$(55,569)	$(65,146)
Denominator:
Weighted-average shares outstanding - basic and diluted	473,188,457	262,932,653
Net loss per share - basic and diluted	$(0.12)	$(0.25)

During the years ended December 31, 2021 and 2020, outstanding share options, RSUs and warrants of 63,443,814 and 87,519,294, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 14 - Related party transactions and other shareholder matters
In the year ended December 31, 2021, there were no related party transactions.
In the year ended December 31, 2020, certain directors and officers participated in the Private Placement, summarized below:

Participation in Private Placement	Ordinary Shares	Consideration
Dr. Ebsworth	222,216	£100,000
Dr. Zaccardelli	444,440	$249,998
Mr. Sinha (through connected persons)	533,328	$299,997
Dr. Ullman	266,664	$149,983
Dr. Edwards	53,328	$29,997
Mr. Hahn	177,784	$100,004