Form 10-Q
period 2022-03-31
Verona Pharma plc
filed 2022-05-03
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, the registrant had 482,944,390 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 60,368,049 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts and par value of shares)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$132,764	$148,380
Prepaid expenses	1,246	4,037
Tax and tax incentive receivable	16,420	15,583
Other current assets	2,525	2,063
Total current assets	152,955	170,063

Non-current assets:
Furniture and equipment, net	71	80
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	744	899
Total non-current assets	16,360	16,524
Total assets	$169,315	$186,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,064	$10,044
Accrued expenses	28,877	22,256
Operating lease liability	583	648
Taxes payable	235	147
Other current liabilities	144	327
Total current liabilities	37,903	33,422

Non-current liabilities:
Term loan	4,928	4,874
Operating lease liability	177	286
Total non-current liabilities	5,105	5,160
Total liabilities	43,008	38,582

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 494,058,246 and 489,177,550 issued, and 482,944,390 and 480,082,966 outstanding, at March 31, 2022 and December 31, 2021, respectively	32,182	31,855
Additional paid-in capital	388,204	385,070
Ordinary shares held in treasury	(739)	(603)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(288,739)	(263,716)
Total shareholders' equity	126,307	148,005
Total liabilities and shareholders' equity	$169,315	$186,587
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Operating expenses
Research and development	$17,625	$13,574
Selling, general and administrative	7,440	9,282
Total operating expenses	25,065	22,856
Operating loss	(25,065)	(22,856)
Other income/(expense)
Research and development tax credit	1,302	2,070
Interest income	15	4
Interest expense	(84)	(84)
Fair value movement on warrants	—	(507)
Foreign exchange (loss)/gain	(923)	163
Total other income, net	310	1,646
Loss before income taxes	(24,755)	(21,210)
Income tax expense	(82)	(80)
Net loss	$(24,837)	$(21,290)
Loss per ordinary share - basic and diluted	$(0.05)	$(0.05)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2022	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(24,837)	(24,837)
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Restricted share units vested	—	—	—	186	—	(186)	—
Issuance of ordinary shares to treasury	4,800,000	322	—	(322)	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(793)	—	—	—	(793)
Equity settled share-based compensation reclassified as cash-settled	—	—	118	—	—	—	118
Share-based compensation	—	—	3,747	—	—	—	3,747
Balance at March 31, 2022	494,058,246	$32,182	$388,204	$(739)	$(4,601)	$(288,739)	$126,307
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

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss:	$(24,837)	$(21,290)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss/(gain)	1,119	(155)
Amortization of debt issue costs	23	19
Accretion of redemption premium on debt	31	31
Fair value movement on warrants	—	507
Share-based compensation	3,748	8,850
Depreciation and amortization	163	153
Changes in operating assets and liabilities:
Prepaid expenses	2,791	(2,709)
Tax incentive receivable	(1,578)	(2,012)
Other current assets	(462)	236
Accounts payable	(1,980)	363
Accrued expenses	6,621	(2,349)
Lease liabilities	(174)	(210)
Taxes payable	88	—
Other current liabilities	(65)	15
Net cash used in operating activities	(14,512)	(18,551)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Payments of withholding taxes from share-based awards	(793)	—
Proceeds from at-the-market sales agreement	67	—
Net cash used in financing activities	(726)	—
Effect of exchange rate changes on cash and cash equivalents	(378)	163
Net change in cash and cash equivalents	(15,616)	(18,388)
Cash and cash equivalents at beginning of the period	148,380	187,986
Cash and cash equivalents at end of the period	$132,764	$169,598
Supplemental disclosure of cash flow information:
Income taxes paid	$1	$—
Interest paid	$53	$55
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $288.7 million as of March 31, 2022. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of March 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In March, 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the three months ended March 31, 2022, the Company sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of March 31, 2022, there remained ordinary shares, in the form of ADSs, with a value up to $99.2 million available for sale under the ATM Program.
The Company’s commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Additionally we may enter into out-licensing transactions from time to time but there can be no assurance that the company can secure such transactions in the future. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives including to further advance clinical and regulatory activities, to fund prelaunch and launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine. We will need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.

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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 (the “2021 Form 10-K”). The Consolidated Balance Sheet as of December 31, 2021, was derived from audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.
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
Use of estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the fair value of warrants, research and development tax credit and the carrying value of the equity interest in Nuance Pharma (as defined below). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.
Recently adopted accounting standards and recent accounting standards not yet adopted
There are no recently adopted accounting standards and recent accounting standards not yet adopted that the Company believes will have a material impact on the Company’s consolidated financial statements.
Note 3 - Prepaid expenses
Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Clinical trial and other development costs	$452	$2,169
Insurance	435	1,555
Other	359	313
Total prepaid expenses	$1,246	$4,037

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Tax and tax incentive receivables
Tax and tax incentive receivables consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and development tax credit receivable - U.K.	$16,420	$15,583
Total tax receivable	$16,420	$15,583
The Company conducts research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result the Company benefits in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D credit, which provides relief against U.K. Corporation Tax.
Effective for accounting periods starting after April 1, 2021, new rules were introduced whereby the amount of SME R&D tax credit that a business can receive in any one year will be capped at £20,000 plus three times the company’s total Pay As You Earn (“PAYE”) and National Insurance contributions (“NIC”) liability. Exemptions to the cap have been introduced which are available to companies that meet certain conditions. The Company believes it may be eligible for an exemption and has requested feedback from HMRC. If the cap does not apply the Company would have recorded $3.6 million relating to the quarter ended March 31, 2022 instead of the $1.3 million reported in the condensed consolidated statements of operations. Until we receive this feedback the Company is accounting for the credit as if the cap applied.
Note 5 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Clinical trial and other development costs	$27,520	$21,336
Professional fees and general corporate costs	846	919
People related costs	511	1
Total accrued expenses	$28,877	$22,256
Note 6 - Term loan
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions. As of March 31, 2022, the Company had $5.0 million principal outstanding under the Term Loan.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2022, the carrying value of the Term Loan was approximately $4.9 million, of which all was due in more than 12 months. The debt balance has been categorized within Level 3 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.
Note 7 - Equity interest
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
The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of March 31, 2022, there had been no observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.

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
The contingent liability comprises a milestone payment (the “Milestone Payment”) on obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product, low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how.
At the time of the acquisition the contingent liability was not recognized as part of the acquisition accounting as it was immaterial. The Company will therefore record as a research and development expense the Milestone Payment or royalties when they are probable.
In March 2022 we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
•the Company agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by the Company or a sub-licensee, which amount is payable in cash or, at the Company's discretion, by the issuance of Company equity of equivalent value, as determined based on the volume-weighted average price of the Company's American Depositary Shares on the Nasdaq Global Market over the ten (10) trading days including and prior to such milestone event;
•the Ligand Agreement shall expire on March 24, 2042 unless terminated earlier by either party in accordance with its terms;
•upon termination of the Ligand Agreement, any Sub-licensee (as defined in the Amendment) shall have the right to enter into a direct license agreement with Ligand for the portion of the Program IP (as defined in the Amendment) that was sub-licensed by such Sub-licensee;
•the Milestone Payment may be paid in cash or, at the Company’s discretion, by issuing to Ligand shares in the Company of equivalent value; and
•each party’s right to terminate the Ligand Agreement is conditioned upon such party obtaining a final judgment of the English High Court declaring that the other party is in material breach of its obligations under the Ligand Agreement.
The Company accounted for the $2.0 million payment at execution as selling, general and administrative expense in the condensed consolidated statements of operations as the payment is related to a contract modification.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2022, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of March 31, 2022, there had been no other transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The Equity Interest is therefore recorded at a value of $15 million.
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
The Company has determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, the Company determined that it fulfilled its obligations to Nuance Pharma after it delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. This know how was delivered in the year ended December 31, 2021, and the $40.0 million revenue was therefore recognized as revenue in the year ended December 31, 2021. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$1,539	$3,432
Selling, general and administrative	2,209	5,418
Total	$3,748	$8,850
Share options
The following table shows share option activity, in ordinary shares, in the period:

	2022
	Number of share options outstanding	Weighted average exercise price
Outstanding at January 1	12,695,200	$1.38
Granted	608,000	0.62
Outstanding at March 31	13,303,200	$1.34
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

	2022
	Number of RSUs outstanding	Weighted average remaining contractual term (years)
Outstanding at January 1	38,347,352	1.2
Granted	468,224
Vested	(3,943,144)
Outstanding at March 31	34,872,432	1.1

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the periods ended March 31, 2022 and 2021 (net loss in thousands, loss per share in dollars):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(24,837)	$(21,290)
Denominator:
Weighted-average shares outstanding - basic and diluted	481,941,527	469,465,085
Net loss per share - basic and diluted	$(0.05)	$(0.05)
During the three months ended March 31, 2022 and 2021, outstanding share options, RSUs and warrants over 60,576,894 and 77,584,846 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.

Item 2.    Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 3, 2022 (the “2021 Form 10-K”).
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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors including, but not limited to, those set forth under Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors”. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, potential first-in-class, inhaled, dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), which is designed to act as both a bronchodilator and an anti-inflammatory agent. In the third quarter of 2020 we commenced our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials and, if approved, we intend to commercialize ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) for the nebulized formulation in the United States.
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $288.7 million as of March 31, 2022. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue to invest in the clinical development of ensifentrine for the treatment of COPD;
•manufacture ensifentrine and engage in other Chemistry, Manufacturing and Controls activities;
•maintain, expand and protect our intellectual property portfolio; and
•build out infrastructure and prepare for commercial launch.
We believe that our cash and cash equivalents as of March 31, 2022, expected cash receipts from U.K. tax credits and funding expected to become available under the $30.0 million debt financing facility secured in November 2020, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions. See “Indebtedness” for additional information.

Clinical development update
During the first quarter of 2022, we continued enrollment in our Phase 3 ENHANCE clinical program and we are now close to completing enrollment for this program. As of May 2, 2022, approximately 90% of subjects were randomized into ENHANCE-1, and complete enrollment in ENHANCE-1 is expected in the second quarter of 2022. This would conclude enrollment in the Phase 3 ENHANCE program. The Company projects approximately 55-65% of subjects will be receiving background therapy in each study.
Based on our current models of forecasted recruitment and study progress, we expect to report top-line data for ENHANCE-2 in the third quarter of 2022 and for ENHANCE-1 around the end of 2022. The top-line data from both ENHANCE trials will include the primary endpoint, improvement in lung function as measured by average forced expiratory volume in one second (“FEV1”) area under the curve (“AUC”) 0-12 hours post dose at week 12, as well as key secondary endpoints comprising measurements of COPD symptoms and health-related quality of life, including E-RS and SGRQ endpoints, as well as overall safety data.
The design of the ENHANCE program was based on analysis of our two Phase 2b clinical trials, which both enrolled 400 subjects with moderate to severe COPD. This includes similar entry and exclusion parameters as well as key study endpoints. To date, overall population attributes including demographics and baseline COPD characteristics including smoking history, lung function, symptoms and quality of life for subjects in the ENHANCE program are similar to those seen in the Phase 2b trials.
Board update
In March 2022, James Brady joined our board as a Non-Executive Director. Mr. Brady has extensive experience in the biopharmaceutical industry, serving in multiple leadership roles across the U.S., Europe and China during his 30-plus-year career at AstraZeneca. Most recently, he served as Chief Financial Officer of MedImmune, the biologics discovery and development division of AstraZeneca.
COVID-19 impact
Verona Pharma continues to monitor the impact of the COVID-19 pandemic on its operations and clinical trials, in particular the timelines and costs of its Phase 3 clinical program ENHANCE. The pandemic and government and other measures in response continue to impact a number of clinical trial activities and the Company will provide an update if it becomes aware of any meaningful disruption caused by the pandemic to its clinical trials.
To help protect the health and safety of the subjects, caregivers and healthcare professionals involved in its clinical trials, as well as its employees and independent contractors, the Company continues to follow guidance from the FDA and other health regulatory authorities regarding the conduct of clinical trials during the COVID-19 pandemic to ensure the safety of study participants, minimize risks to study integrity, and maintain compliance with good clinical practice (GCP).
The COVID-19 pandemic is disrupting supply chains, and employee retention and recruitment, globally and the Company is closely monitoring this situation and will provide an update if it becomes aware of any meaningful disruption caused by the pandemic to the supply of ensifentrine and drug-related products, equipment and services for its clinical trials.
Russia-Ukraine Conflict
Verona Pharma is conducting its ENHANCE-1 program at a number of clinical trial sites in Russia and Europe (but not including Ukraine). The sanctions and other restrictions imposed by the U.S. and other countries as a result of the current conflict between Russia and Ukraine may impact our outsourced clinical research vendor’s ability to pay the clinical trial sites in Russia, to supply ensifentrine and equipment to the sites, or validate their trial data. If the conflict extends into other countries in Europe where our clinical trials are being conducted, our clinical trial activities in those countries may also be impacted. The Company is closely monitoring the Russia-Ukraine conflict and will provide an update if it becomes aware of any meaningful disruption to the cost and timelines of our Phase 3 program or our plans to submit an NDA for ensifentrine.

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
The contingent liability comprises a milestone payment (the “Milestone Payment”) on obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product, low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how.
At time of the acquisition the contingent liability was not recognized as part of the acquisition accounting as it was immaterial. We will therefore record as a research and development expense the Milestone Payment or royalties when they are probable.
In March 2022 we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
•we agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by us or a sub-licensee, which amount is payable in cash or, at the our discretion, by the issuance of Company equity of equivalent value, as determined based on the volume-weighted average price of the our American Depositary Shares on the Nasdaq Global Market over the ten (10) trading days including and prior to such milestone event;
•the Ligand Agreement shall expire on March 24, 2042 unless terminated earlier by either party in accordance with its terms;
• upon termination of the Ligand Agreement, any Sub-licensee (as defined in the Amendment) shall have the right to enter into a direct license agreement with Ligand for the portion of the Program IP (as defined in the Amendment) that was sub-licensed by such Sub-licensee;
•the Milestone Payment may be paid in cash or, at our discretion, by issuing to Ligand shares in the Company of equivalent value; and
•each party’s right to terminate the Ligand Agreement is conditioned upon such party obtaining a final judgment of the English High Court declaring that the other party is in material breach of its obligations under the Ligand Agreement.
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
As of March 31, 2022, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q. The equity interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020. As of March 31, 2022, there had been no other observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.

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
We have determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, we have determined that we fulfilled our obligations to Nuance Pharma when we delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. We delivered this know how in the year ended December 31, 2021, and the $40.0 million revenue was therefore recognized as revenue in the year ended December 31, 2021. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. The entire cost had been recognized as Selling, General and Administrative expense in the Consolidated Statement of Operations, in line with recognition of the revenue relating to the contract in the year ended December 31, 2021.
For additional information regarding the Nuance Agreement, see Note 7 to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Warrants
On July 29, 2016, as part of a private placement we issued warrants to investors. The warrant holders can subscribe for an ordinary share at a per share exercise price of £1.7238. They can also opt for a cashless exercise of their warrants whereby they can choose to exchange the warrants held for a reduced number of warrants exercisable at nil consideration.
If, after a transaction, should the warrants be exercisable for unlisted securities, the warrant holders may demand a cash payment instead of the delivery of the underlying securities. Accordingly, they are accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity” and recorded at fair value using the Black-Scholes valuation methodology, on recognition and at each reporting date. The warrants were exercisable by the holders until May 2, 2022 the warrants are now expired.

Loan and security agreement
In November 2020 we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “Term Loan”). See “Indebtedness” for additional information.
Critical accounting estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the carrying value of the equity interest in Nuance Pharma (as defined below), research and development tax credit and the fair value of warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from our estimates. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the three months ended March 31, 2022.
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
We expect our research and development costs to essentially remain at current levels through at least the first half of 2022 as we progress our ENHANCE program. Until we add new compounds or develop ensifentrine further in other delivery methods or indications, we expect our research and development costs to begin to decrease in the second half of 2022. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
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
Effective January 1, 2022, this tax credit will be subject to a cap equal to a multiple of employment taxes the entity pays in the year in question. We are currently reviewing the impact these changes could have on our tax credit for the 2022 financial year, receivable in 2023.
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

Results of operations for the three months ended March 31, 2022 and 2021
The following table shows our statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Operating expenses
Research and development	$17,625	$13,574	$4,051
Selling, general and administrative	7,440	9,282	(1,842)
Total operating expenses	25,065	22,856	2,209
Operating loss	(25,065)	(22,856)	(2,209)
Other income/(expense)
Research and development tax credit	1,302	2,070	(768)
Interest income	15	4	11
Interest expense	(84)	(84)	—
Fair value movement on warrants	—	(507)	507
Foreign exchange (loss)/gain	(923)	163	(1,086)
Total other income, net	310	1,646	(1,336)
Loss before income taxes	(24,755)	(21,210)	(3,545)
Income tax expense	(82)	(80)	(2)
Net loss	$(24,837)	$(21,290)	$(3,547)
Research and development costs
Research and development costs were $17.6 million for the three months ended March 31, 2022, compared to $13.6 million for the three months ended March 31, 2021, an increase of $4.0 million. This increase was primarily due to a $5.6 million increase in clinical trial and other development costs, as we progressed our Phase 3 ENHANCE program, offset by a $2.0 million decrease in share-based compensation charges.
Selling, general and administrative costs
Selling, general and administrative costs were $7.4 million for the three months ended March 31, 2022 compared to $9.3 million for the three months ended March 31, 2021, a decrease of $1.9 million. This decrease was driven primarily by a $3.1 million decrease in share-based compensation charges and a $0.6 million decrease in professional fees, partially offset by a $2.0 million charge related to the modification of the Ligand Agreement.
Other income/(expense)
The research and development tax credit for the three months ended March 31, 2022 was $1.3 million compared to $2.1 million for the three months ended March 31, 2021, a decrease of $0.8 million. The decrease is due to changes in the SME R&D tax credit program that established a cap limiting the research and development tax credit to £20,000 plus three times UK pay as you earn and national insurance taxes.
We recorded no income in the three months ended March 31, 2022, compared to a charge of $0.5 million in the comparative period relating to the fair value movements of the warrants. In the three months ended March 31, 2021, there was a loss due to a rise in the share price in that period and greater volatility.
Net loss
Net loss was $24.8 million for the three months ended March 31, 2022, compared to $21.3 million for the three months ended March 31, 2021, because of the factors outlined above.

Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Cash and cash equivalents at beginning of the period	$148,380	$187,986	$(39,606)
Net cash used in operating activities	(14,512)	(18,551)	4,039
Net cash used in investing activities	—	—	—
Net cash used in financing activities	(726)	—	(726)
Effect of exchange rate changes on cash and cash equivalents	(378)	163	(541)
Cash and cash equivalents at end of the period	$132,764	$169,598	$(36,834)
Operating activities
Net cash used in operating activities was $14.5 million in the three months ended March 31, 2022, compared to $18.6 million during the three months ended March 31, 2021, a decrease of $4.1 million. This decrease is predominantly due to timing of supplier payments.
Financing activities
Net cash used in financing activities was $0.7 million in the three months ended March 31, 2022, compared to $0.0 million provided in the three months ended March 31, 2021. This consisted of $0.8 million for payment of withholding taxes due on the net-settling of certain employees’ RSU awards, partially offset by $0.1 million generated from the issuance of ADSs under the ATM Program.

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
We have incurred recurring losses since inception, including net losses of $24.8 million for the three months ended March 31, 2022, and $55.6 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $288.7 million. We expect to continue to generate operating losses for the foreseeable future.
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
During the three months ended March 31, 2022, we sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of March 31, 2022, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
Indebtedness
In November 2020, we and Verona Pharma, Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank, which we refer to as the Term Loan, consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance of an aggregate amount of $10.0 million available subject to certain terms and conditions and the achievement of a specific clinical milestone, and a term loan advance of an aggregate amount of $15.0 million contingent upon achievement of a specific clinical development milestone and other specified conditions. As of March 31, 2022, the Company had $5.0 million principal outstanding under the Term Loan. Additional detail surrounding the Term Loan is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the three months ended March 31, 2022.
Funding requirements
We believe that our cash and cash equivalents as of March 31, 2022, expected cash receipts from U.K. tax credits and funding expected to become available under the Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions.
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
Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.
Recent accounting pronouncements
For a discussion of pending and recently adopted accounting pronouncements, see Note 2 to our consolidated financial statements included in the 2021 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A.    Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1†	Second Amendment to Loan and Security Agreement, dated as of March 2, 2022, by and among Silicon Valley Bank, Verona Pharma plc and Verona Pharma, Inc.					*
10.2	Amendment Agreement by and between Verona Pharma plc and Ligand UK Development Limited dated March 24, 2022	8-K	001-38067	10.1	3/30/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: May 3, 2022	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: May 3, 2022	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer