Form 10-Q
period 2022-06-30
Verona Pharma plc
filed 2022-08-09
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2022, the registrant had 487,633,374 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 60,954,172 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts and par value of shares)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$111,510	$148,380
Prepaid expenses	4,731	4,037
Tax and tax incentive receivable	20,185	15,583
Other current assets	2,206	2,063
Total current assets	138,632	170,063

Non-current assets:
Furniture and equipment, net	91	80
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	588	899
Total non-current assets	16,224	16,524
Total assets	$154,856	$186,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$10,044
Accrued expenses	28,603	22,256
Operating lease liability	464	648
Taxes payable	311	147
Other current liabilities	121	327
Total current liabilities	38,863	33,422

Non-current liabilities:
Term loan	4,981	4,874
Operating lease liability	132	286
Total non-current liabilities	5,113	5,160
Total liabilities	43,976	38,582

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 494,058,246 and 489,177,550 issued, and 485,298,326 and 480,082,966 outstanding, at June 30, 2022 and December 31, 2021, respectively	32,182	31,855
Additional paid-in capital	390,543	385,070
Ordinary shares held in treasury	(591)	(603)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(306,653)	(263,716)
Total shareholders' equity	110,880	148,005
Total liabilities and shareholders' equity	$154,856	$186,587
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$14,982	$20,563	$32,607	$34,137
Selling, general and administrative	5,526	7,985	12,966	17,267
Total operating expenses	20,508	28,548	45,573	51,404
Operating loss	(20,508)	(28,548)	(45,573)	(51,404)
Other income/(expense)
Research and development tax credit	5,409	3,836	6,711	5,906
Interest income	165	3	180	7
Interest expense	(91)	(85)	(175)	(169)
Fair value movement on warrants	—	2,711	—	2,204
Foreign exchange (loss)/gain	(2,662)	40	(3,585)	203
Total other income, net	2,821	6,505	3,131	8,151
Loss before income taxes	(17,687)	(22,043)	(42,442)	(43,253)
Income tax expense	(79)	(25)	(161)	(105)
Net loss	$(17,766)	$(22,068)	$(42,603)	$(43,358)
Loss per ordinary share - basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.09)

Weighted-average shares outstanding - basic and diluted	484,777,837	470,786,767	483,226,039	469,036,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2021	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(24,837)	(24,837)
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Restricted share units vested	—	—	—	186	—	(186)	—
Issuance of ordinary shares to treasury	4,800,000	322	—	(322)	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(793)	—	—	—	(793)
Equity settled share-based compensation reclassified as cash-settled	—	—	118	—	—	—	118
Share-based compensation	—	—	3,747	—	—	—	3,747
Balance at March 31, 2022	494,058,246	$32,182	$388,204	$(739)	$(4,601)	$(288,739)	$126,307
Net loss	—	—	—	—	—	(17,766)	(17,766)
Restricted share units vested	—	—	—	148	—	(148)	—
Common shares withheld for taxes on vested stock awards	—	—	(689)	—	—	—	(689)
Equity settled share-based compensation reclassified as cash-settled	—	—	(25)	—	—	—	(25)
Share-based compensation	—	—	3,053	—	—	—	3,053
Balance at June 30, 2022	494,058,246	$32,182	$390,543	$(591)	$(4,601)	$(306,653)	$110,880
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2020	488,304,446	$31,794	$366,411	$(1,700)	$(4,601)	$(207,050)	$184,854
Net loss	—	—	—	—	—	(21,290)	(21,290)
Restricted share units vested	—	—	—	30	—	(30)	—
Share-based compensation	—	—	8,850	—	—	—	8,850
Balance at March 31, 2021	488,304,446	$31,794	$375,261	$(1,670)	$(4,601)	$(228,370)	$172,414
Net loss	—	—	—	—	—	(22,068)	(22,068)
Issuance of common shares under at-the-market sales agreement	434,704	30	353	—	—	—	383
Restricted share units vested	—	—	—	827	—	(827)	—
Common shares withheld for taxes on vested stock awards	—	—	(3,782)	—	—	—	(3,782)
Share-based compensation	—	—	7,450	—	—	—	7,450
Balance at June 30, 2021	488,739,150	$31,824	$379,282	$(843)	$(4,601)	$(251,265)	$154,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss:	$(42,603)	$(43,358)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss/(gain)	3,256	(186)
Amortization of debt issue costs	44	69
Accretion of redemption premium on debt	63	63
Fair value movement on warrants	—	(2,204)
Share-based compensation	6,801	16,300
Depreciation and amortization	328	305
Changes in operating assets and liabilities:
Accounts receivable	—	(25,002)
Equity interest receivable	—	(15,000)
Prepaid expenses	(694)	(5,279)
Tax incentive receivable	(6,461)	(5,848)
Other current assets	(143)	(600)
Right-of-use asset	—	(4,823)
Accounts payable	(680)	(144)
Accrued expenses	6,347	6,325
Lease liabilities	(338)	393
Taxes payable	164	—
Deferred revenue	—	40,051
Other current liabilities	(113)	182
Net cash used in operating activities	(34,029)	(38,756)
Cash flows from investing activities:
Purchases of furniture and equipment	(29)	—
Net cash used in investing activities	(29)	—
Cash flows from financing activities:
Payments of withholding taxes from share-based awards	(1,482)	(3,782)
Proceeds from at-the-market sales agreement	67	383
Net cash used in financing activities	(1,415)	(3,399)
Effect of exchange rate changes on cash and cash equivalents	(1,397)	204
Net change in cash and cash equivalents	(36,870)	(41,951)
Cash and cash equivalents at beginning of the period	148,380	187,986
Cash and cash equivalents at end of the period	$111,510	$146,035
Supplemental disclosure of cash flow information:
Income taxes paid	$1	$—
Interest paid	$115	$109
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $306.7 million as of June 30, 2022. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of June 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In March, 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the six months ended June 30, 2022, the Company sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of June 30, 2022, there remained ordinary shares, in the form of ADSs, with a value up to $99.2 million available for sale under the ATM Program.
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
Segment reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and reportable segment, pharmaceutical development.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 - Tax and tax incentive receivables
Tax and tax incentive receivables consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development tax credit receivable - U.K.	$20,185	$15,583
Total tax receivable	$20,185	$15,583
The Company conducts research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result the Company benefits in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D credit, which provides relief against U.K. Corporation Tax.
Effective for accounting periods starting after April 1, 2021, new rules were introduced whereby the amount of SME R&D tax credit that a business can receive in any one year will be capped at £20,000 plus three times the company’s total Pay As You Earn (“PAYE”) and National Insurance contributions (“NIC”) liability, unless an exception applies. That exception requires the Company to a) be creating, taking steps to create or managing intellectual property, as well as b) having qualifying research and development expenditures in respect of related parties which does not exceed 15% of the total claimed. In July, 2022, the Company received a response to its’ clearance application from HMRC agreeing to a) above and based upon analysis performed by the Company, it does not believe related party expenditures will exceed 15% of the total claim for 2022. Therefore, the Company has not applied the cap in determining the tax credit receivable.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Clinical trial and other development costs	$26,364	$21,336
Professional fees and general corporate costs	1,093	919
People related costs	1,146	1
Total accrued expenses	$28,603	$22,256
Note 5 - Term loan
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions. As of June 30, 2022, the Company had $5.0 million principal outstanding under the Term Loan.
The Term Loan is governed by a loan and security agreement, dated as of November 19, 2020, between the Borrowers and Silicon Valley Bank (“SVB”), as amended (the “Loan Agreement”). The Term B Loan will be available, subject to customary terms and conditions, only during the period commencing upon the achievement of a specific clinical milestone relating to ensifentrine through and including September 30, 2022. The Term C Loan will be available, subject to customary terms and conditions, only during the period commencing upon the achievement of an additional specific clinical milestone relating to ensifentrine through and including June 30, 2023.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2022, the carrying value of the Term Loan was approximately $5.0 million, of which all was due in more than 12 months. The debt balance has been categorized within Level 3 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.
Note 6 - Equity interest
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
The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of June 30, 2022, there had been no observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Significant agreements
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
In March 2022, the Company entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
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
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheets. The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of June 30, 2022, there had been no other transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The Equity Interest is therefore recorded at a value of $15 million.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$1,330	$3,234	$2,869	$6,666
Selling, general and administrative	1,723	4,217	3,932	9,634
Total	$3,053	$7,451	$6,801	$16,300
Share options
The following table shows share option activity, in ordinary shares, in the period:

	2022
	Number of share options outstanding	Weighted average exercise price
Balance as of December 31, 2021	12,695,200	$1.38
Granted	608,000	0.62
Balance as of March 31, 2022	13,303,200	$1.34
Granted	1,760,000	0.51
Balance as of June 30, 2022	15,063,200	$1.24
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

	2022
	Number of RSUs outstanding	Weighted average remaining contractual term (years)
Balance as of December 31, 2021	38,347,352	1.2
Granted	468,224
Vested	(3,943,144)
Balance as of March 31, 2022	34,872,432	1.1
Vested	(3,752,488)
Balance as of June 30, 2022	31,119,944	1.0

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 (net loss in thousands, loss per share in dollars):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,766)	$(22,068)	$(42,603)	$(43,358)
Denominator:
Weighted-average shares outstanding - basic and diluted	484,777,837	470,786,767	483,226,039	469,036,978
Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.09)
During the three and six months ended June 30, 2022 and 2021, outstanding share options, RSUs and warrants over 46,183,144 and 75,713,291 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 10 - Commitments and contingencies
Management is currently negotiating a matter with a supplier that has an estimated exposure of approximately $1.3 million. Management does not currently consider it probable that a payment will be made and therefore no accrual is recorded at June 30, 2022. This matter is expected to be resolved within the next 12 months.

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
In the third quarter of 2020, we commenced our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials evaluating nebulized ensifentrine for the maintenance treatment of COPD. In August 2022, we announced positive top-line results from the ENHANCE-2 trial. ENHANCE-2 successfully met its primary endpoint, as well as secondary endpoints demonstrating improvements in lung function, and significantly reduced the rate and risk of COPD exacerbations. Ensifentrine was well tolerated with safety results similar to placebo.
We expect to report top-line results from ENHANCE-1 around the end of 2022. Conditional upon positive results, we expect to submit a New Drug Application (“NDA”) to the US Food and Drug Administration (“FDA”) in the first half of 2023 for inhaled ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $306.7 million as of June 30, 2022. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate significant expenses in connection with our ongoing activities, as we:
•build out infrastructure and prepare for potential commercial launch;
•continue to invest in the clinical development of ensifentrine for the treatment of COPD or other indications;
•manufacture ensifentrine and engage in other Chemistry, Manufacturing and Controls activities; and
•maintain, expand and protect our intellectual property portfolio.
We believe that our cash and cash equivalents as of June 30, 2022, expected cash receipts from U.K. tax credits and funding expected to become available under the $30.0 million term loan secured in November 2020, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions. See “Indebtedness” for additional information.

Clinical development update
In August 2022, we announced positive top-line results from our Phase 3 ENHANCE-2 clinical trial evaluating nebulized ensifentrine for the maintenance treatment of COPD. ENHANCE-2 successfully met its primary endpoint, as well as secondary endpoints demonstrating improvements in lung function, and significantly reduced the rate and risk of COPD exacerbations.
Highlights
•Study population (n=789):
◦Subject demographics and disease characteristics were well balanced between treatment groups.
◦Approximately 52% of subjects received background COPD therapy, either a long-acting muscarinic antagonist (“LAMA”) or a long-acting beta-agonist (“LABA”). Additionally, approximately 15% of all subjects also received inhaled corticosteroids (“ICS”) with concomitant LAMA or LABA.
•Primary endpoint met (FEV1* AUC 0-12 hr):
◦Placebo corrected, the change from baseline in average FEV1 area under the curve 0-12 hours post dose at week 12 was 94 mL (p<0.0001) for ensifentrine.
◦Statistically significant and clinically meaningful improvements with ensifentrine demonstrated across all subgroups including gender, age, smoking status, COPD severity, background medication, ICS use, chronic bronchitis, FEV1 reversibility, and geographic region.
•Secondary endpoints of lung function met:
◦Placebo corrected, increase in peak FEV1 of 146 mL (p<0.0001) 0-4 hours post dose at week 12.
◦Placebo corrected, increase in morning trough FEV1 of 49 mL (p=0.0017) at week 12, confirming twice daily dosing regimen.
•Exacerbation rate reduced:
◦Subjects receiving ensifentrine demonstrated a 42% reduction in the rate of moderate to severe COPD exacerbations over 24 weeks compared to those receiving placebo (p=0.0109).
◦Treatment with ensifentrine significantly decreased the risk of a moderate/severe exacerbation as measured by time to first exacerbation when compared with placebo by 42% (p=0.0088).
•COPD symptoms and Quality of Life (“QOL”):
◦Daily symptoms and QOL as measured by E-RS** Total Score and SGRQ** Total Score in the ensifentrine group improved from baseline to greater than the minimal clinically important difference (“MCID”) of -2 units and -4 units, respectively, at week 24. Improvements in these measures were seen as early as 6 weeks and showed continued improvement at 12 and 24 weeks, numerically exceeding placebo at each measurement. Statistical significance was not achieved due to improvements observed in the placebo group over time.
•Favorable safety profile:
◦Ensifentrine was well tolerated with safety results similar to placebo, including occurrence of pneumonia, gastrointestinal and cardiovascular adverse events.

*FEV1: Forced Expiratory Volume in one second, a standard measure of lung function
**E-RS, Evaluating Respiratory Symptoms, and SGRQ, St. George’s Respiratory Questionnaire, are validated patient reported outcome tools
We plan to release additional information from ENHANCE-2 at upcoming scientific conferences.
In June 2022, we completed enrollment in our Phase 3 ENHANCE-1 clinical trial with more than 800 patients randomized. Based on our current models of study progress, we expect to report top-line data for ENHANCE-1 around the end of 2022.
The two randomized, double-blind placebo-controlled studies (ENHANCE-1 and ENHANCE-2) evaluate the efficacy and safety of nebulized ensifentrine in subjects with COPD as monotherapy and added onto a single bronchodilator, either a LAMA or a LABA, compared to placebo, and up to approximately 20% of subjects may receive ICS. The two study designs replicate measurements of efficacy and safety data over 24 weeks and ENHANCE-1 also evaluates longer-term safety over 48 weeks. The primary endpoint of both studies is improvement in lung function, as measured by FEV1 area under curve (“AUC”) 0-12 hours post dose at week 12. Key secondary endpoints comprise measurements of COPD symptoms and health-related quality of life measures, including SGRQ and E-RS.
The design of the ENHANCE program was based on analysis of our two Phase 2b clinical trials, which each enrolled 400 subjects with moderate to severe COPD. The attributes of the patient population enrolled in the ENHANCE program are consistent with those enrolled in prior Phase 2b trials of ensifentrine including demographics and baseline COPD characteristics, including smoking history, lung function, symptoms and quality of life measures.
In May 2022, we presented a successful thorough QT analysis demonstrating ensifentrine had no clinically relevant effect on the QT interval or cardiac conduction at the American Thoracic Society International Conference (“ATS”) 2022. The abstract was published on the ATS website and in the peer reviewed publication, American Journal of Respiratory and Critical Care Medicine.
In June 2022, we hosted an investor event where leading pulmonologists discussed the COPD treatment landscape, including unmet needs, and the treatment paradigm.
COVID-19 impact
We continue to monitor the potential impact of the COVID-19 pandemic on our operations and clinical trials, in particular the timelines and costs of its Phase 3 clinical program ENHANCE. The pandemic and government and other measures in response continue to impact a number of clinical trial activities and management will provide an update if it becomes aware of any meaningful disruption caused by the pandemic to its clinical trials.
To help protect the health and safety of the subjects, caregivers and healthcare professionals involved in its clinical trials, as well as its employees and independent contractors, we continue to follow guidance from the FDA and other health regulatory authorities regarding the conduct of clinical trials during the COVID-19 pandemic to ensure the safety of study participants, minimize risks to study integrity, and maintain compliance with good clinical practice.
The COVID-19 pandemic is disrupting supply chains, and employee retention and recruitment, globally and management is closely monitoring this situation and will provide an update if we become aware of any meaningful disruption caused by the pandemic to the supply of ensifentrine and drug-related products, equipment and services for our clinical trials.
Russia-Ukraine Conflict
We are conducting ENHANCE-1 at a number of clinical trial sites in Russia and Europe (but not including Ukraine). The sanctions and other restrictions imposed by the U.S. and other countries as a result of the current conflict between Russia and Ukraine are impacting, and may continue to impact, our outsourced clinical research vendor’s ability to pay the clinical trial sites and investigators in Russia and may impact the vendor’s ability to supply ensifentrine and equipment to the sites and validate their trial data. If the conflict extends into other countries in Europe where our clinical trials are being conducted, our clinical trial activities in those countries may also be impacted. Management is closely monitoring the Russia-Ukraine conflict and will provide an update if we become aware of any meaningful disruption to the cost and timelines of our Phase 3 program or our plans to submit an NDA for ensifentrine.

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
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheet. The equity interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020. As of June 30, 2022, there had been no other observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.
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
We have determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, we have determined that we fulfilled our obligations to Nuance Pharma when we delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. We delivered this know-how in the year ended December 31, 2021, and the $40.0 million revenue was therefore recognized as revenue in the year ended December 31, 2021. Revenue relating to the manufacture and supply obligations will be recognized when the drug product is delivered.
For additional information regarding the Nuance Agreement, see Note 6 to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Warrants
On July 29, 2016, as part of a private placement we issued warrants to investors. The warrant holders could subscribe for an ordinary share at a per share exercise price of £1.7238. They could also opt for a cashless exercise of their warrants whereby they could choose to exchange the warrants held for a reduced number of warrants exercisable at nil consideration.
If, after a transaction, should the warrants be exercisable for unlisted securities, the warrant holders were able to demand a cash payment instead of the delivery of the underlying securities. Accordingly, they were accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity” and recorded at fair value using the Black-Scholes valuation methodology, on recognition and at each reporting date. The warrants were exercisable by the holders until May 2, 2022. None of the warrants were exercised prior to their expiration.
Loan and security agreement
In November 2020 we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “Term Loan”). See “Indebtedness” for additional information.

Critical accounting estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the carrying value of the equity interest in Nuance Pharma, research and development tax credit and the fair value of warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from our estimates. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the six months ended June 30, 2022.
Components of results of operations
We anticipate that our expenses will increase substantially if and as we:
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to potentially commercialize any products for which we may obtain regulatory approval;
•conduct our ongoing Phase 3 clinical trials for ensifentrine for the maintenance treatment of COPD;
•continue the clinical development of our DPI and pMDI formulations of ensifentrine and research and develop other formulations of or combinations with ensifentrine;
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
As the phase 3 ENHANCE program is completing, over the next several quarters we expect our research and development costs to decrease until we add new compounds or develop ensifentrine further in other delivery methods or indications. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
Selling, general and administrative costs
Selling, general and administrative costs consist of salary and personnel related costs, including share-based compensation, expenses relating to operating as a public company, including professional fees, insurance and commercial related costs, as well as other operating expenses.
We expect commercial costs to increase as we continue to develop our commercial operations, prepare for a potential launch and, in the event of successful regulatory approval, incur sales force, marketing and other launch related costs. As we develop our knowledge of the market and refine our commercialization plans, expected costs may vary significantly from our current expectations.
Other income/(expense)
Other income/(expense) are driven by interest income and expense, the fair value movement of the warrant liability, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits.
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2021 financial year are expected to be received in the 2022 financial year.
Effective January 1, 2022, this tax credit will be subject to a cap equal to a multiple of employment taxes the entity pays in the year in question. In July, 2022, we received a response to our clearance application from HMRC agreeing we meet certain conditions to qualify as an exception. Therefore, we have not applied the cap in determining the tax credit receivable.
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

Results of operations for the three months ended June 30, 2022 and 2021
The following table shows our statements of operations for the three months ended June 30, 2022 and 2021, (in thousands):

	Three months ended June 30,
	2022	2021	Change
Operating expenses
Research and development	14,982	20,563	(5,581)
Selling, general and administrative	5,526	7,985	(2,459)
Total operating expenses	20,508	28,548	(8,040)
Operating loss	(20,508)	(28,548)	8,040
Other income/(expense)
Research and development tax credit	5,409	3,836	1,573
Interest income	165	3	162
Interest expense	(91)	(85)	(6)
Fair value movement on warrants	—	2,711	(2,711)
Foreign exchange (loss)/gain	(2,662)	40	(2,702)
Total other income, net	2,821	6,505	(3,684)
Loss before income taxes	(17,687)	(22,043)	4,356
Income tax expense	(79)	(25)	(54)
Net loss	$(17,766)	$(22,068)	$4,302

Research and development costs were $15.0 million for the three months ended June 30, 2022, compared to $20.6 million for the three months ended June 30, 2021, a decrease of $5.6 million. This decrease was primarily due to a $4.2 million decrease in clinical trial and other development costs, as we progressed to later stages of our Phase 3 ENHANCE program and a $1.9 million decrease in share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $5.5 million for the three months ended June 30, 2022, compared to $8.0 million for the three months ended June 30, 2021, a decrease of $2.5 million, primarily due to a decrease in share-based compensation.
Other income/(expense)
The research and development tax credit for the three months ended June 30, 2022 was $5.4 million compared to $3.8 million for the three months ended June 30, 2021, an increase of $1.6 million. Based upon feedback received from HMRC in July 2022, we concluded a cap on this credit is not applicable for Verona Pharma in 2022. Therefore we recognized the full credit for expenditures made in the second quarter and also recognized an increase in the credit for expenditures made in the first quarter, which had been recognized previously as if the cap applied.
We recorded no movements in the three months ended June 30, 2022, compared to income of $2.7 million in the comparative period relating to the fair value movements of the warrants. The warrants expired in the three months ended June 30, 2022 and having previously no value in the three months ended March 31, 2022 no income was recorded. In the three months ended June 30, 2021, the reduction in liability was due to a decrease in the share price in that period and reduced volatility.
Net loss
Net loss was $17.8 million for the three months ended June 30, 2022, compared to a net loss of $22.1 million for the three months ended June 30, 2021, because of the factors outlined above.

Results of operations for the six months ended June 30, 2022 and 2021
The following table shows our statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$32,607	$34,137	$(1,530)
Selling, general and administrative	12,966	17,267	(4,301)
Total operating expenses	45,573	51,404	(5,831)
Operating loss	(45,573)	(51,404)	5,831
Other income/(expense)
Research and development tax credit	6,711	5,906	805
Interest income	180	7	173
Interest expense	(175)	(169)	(6)
Fair value movement on warrants	—	2,204	(2,204)
Foreign exchange (loss)/gain	(3,585)	203	(3,788)
Total other income, net	3,131	8,151	(5,020)
Loss before income taxes	(42,442)	(43,253)	811
Income tax expense	(161)	(105)	(56)
Net loss	$(42,603)	$(43,358)	$755
Research and development costs
Research and development costs were $32.6 million for the six months ended June 30, 2022, compared to $34.1 million for the six months ended June 30, 2021, a decrease of $1.5 million. This decrease was primarily due to a $3.8 million decrease in share-based compensation charges, partially offset by a $1.3 million increase in clinical trial and other development costs and a $0.7 million increase in clinical trial site audit and NDA filling preparation costs.
Selling, general and administrative costs
Selling, general and administrative costs were $13.0 million for the six months ended June 30, 2022 compared to $17.3 million for the six months ended June 30, 2021, a decrease of $4.3 million. This decrease was driven primarily by a $5.7 million decrease in share-based compensation charges and a $0.5 million decrease in professional fees, partially offset by a $2.0 million charge related to the modification of the Ligand Agreement.
Other income/(expense)
The research and development tax credit for the six months ended June 30, 2022 was $6.7 million compared to $5.9 million for the six months ended June 30, 2021, an increase of $0.8 million. This increase is attributable to higher qualifying research and development expenditures in the six months ended June 30, 2022, compared to the comparative 2021 period.
We recorded no income in the six months ended June 30, 2022, compared to an income of $2.2 million in the comparative period relating to the fair value movements of the warrants. In the six months ended June 30, 2021, there was a reduction in liability due to a decrease in the share price in that period and reduced volatility.
Net loss
Net loss was $42.6 million for the six months ended June 30, 2022, compared to $43.4 million for the six months ended June 30, 2021, because of the factors outlined above.

Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Cash and cash equivalents at beginning of the period	$148,380	$187,986	$(39,606)
Net cash used in operating activities	(34,029)	(38,756)	4,727
Net cash used in investing activities	(29)	—	(29)
Net cash used in financing activities	(1,415)	(3,399)	1,984
Effect of exchange rate changes on cash and cash equivalents	(1,397)	204	(1,601)
Cash and cash equivalents at end of the period	$111,510	$146,035	$(34,525)
Operating activities
Net cash used in operating activities was $34.0 million in the six months ended June 30, 2022, compared to $38.8 million during the six months ended June 30, 2021, a decrease of $4.8 million. This decrease is predominantly due to timing of supplier payments.
Financing activities
Net cash used in financing activities was $1.4 million in the six months ended June 30, 2022, compared to $3.4 million in the six months ended June 30, 2021. This decrease is primarily due to lower payments of withholding taxes due on the net-settling of certain employees’ RSU awards.

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
We have incurred recurring losses since inception, including net losses of $42.6 million for the six months ended June 30, 2022, and $55.6 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $306.7 million. We expect to continue to generate operating losses for the foreseeable future.
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
During the six months ended June 30, 2022, we sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of June 30, 2022, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
Indebtedness
In November 2020, we and Verona Pharma, Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank, which we refer to as the Term Loan, consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance of an aggregate amount of $10.0 million available subject to certain terms and conditions and the achievement of a specific clinical milestone, and a term loan advance of an aggregate amount of $15.0 million contingent upon achievement of a specific clinical development milestone and other specified conditions. As of June 30, 2022, the Company had $5.0 million principal outstanding under the Term Loan. Additional detail surrounding the Term Loan is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the six months ended June 30, 2022.
Funding requirements
We believe that our cash and cash equivalents as of June 30, 2022, expected cash receipts from U.K. tax credits and funding expected to become available under the Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2023. The Term Loan advances are contingent upon achievement of certain clinical development milestones and other specified conditions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERONA PHARMA PLC

Date: August 9, 2022	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer