Form 10-Q
period 2022-09-30
Verona Pharma plc
filed 2022-11-09
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, the registrant had 604,980,598 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 75,622,575 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts and par value of shares)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$231,701	$148,380
Prepaid expenses	3,355	4,037
Tax and tax incentive receivable	20,321	15,583
Other current assets	3,077	2,063
Total current assets	258,454	170,063

Non-current assets:
Furniture and equipment, net	81	80
Goodwill	544	545
Equity interest	15,000	15,000
Right-of-use assets	793	899
Total non-current assets	16,418	16,524
Total assets	$274,872	$186,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,002	$10,044
Accrued expenses	22,978	22,256
Operating lease liability	569	648
Taxes payable	285	147
Other current liabilities	294	327
Total current liabilities	32,128	33,422

Non-current liabilities:
Term loan	5,035	4,874
Operating lease liability	224	286
Total non-current liabilities	5,259	5,160
Total liabilities	37,387	38,582

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 608,138,246 and 489,177,550 issued, and 602,215,606 and 480,082,966 outstanding, at September 30, 2022 and December 31, 2021, respectively	39,119	31,855
Additional paid-in capital	525,858	385,070
Ordinary shares held in treasury	(449)	(603)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(322,442)	(263,716)
Total shareholders' equity	237,485	148,005
Total liabilities and shareholders' equity	$274,872	$186,587
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$—	$40,000	$—	$40,000
Gross profit	—	40,000	—	40,000
Operating expenses
Research and development	$9,838	$22,560	$42,445	$56,697
Selling, general and administrative	5,290	10,883	18,256	28,150
Total operating expenses	15,128	33,443	60,701	84,847
Operating (loss)/profit	(15,128)	6,557	(60,701)	(44,847)
Other (expense)/income
Research and development tax credit	2,127	4,749	8,838	10,655
Interest income	779	4	959	11
Interest expense	(116)	(86)	(291)	(255)
Fair value movement on warrants	—	40	—	2,244
Foreign exchange (loss)/gain	(3,245)	(86)	(6,830)	117
Total other (expense)/income, net	(455)	4,621	2,676	12,772
(Loss)/profit before income taxes	(15,583)	11,178	(58,025)	(32,075)
Income tax expense	(64)	(127)	(225)	(232)
Net (loss)/profit	$(15,647)	$11,051	$(58,250)	$(32,307)
(Loss)/profit per ordinary share - basic	$(0.03)	$0.02	$(0.12)	$(0.07)
(Loss)/profit per ordinary share - diluted	$(0.03)	$0.02	$(0.12)	$(0.07)

Weighted-average shares outstanding - basic	544,134,136	475,334,354	503,751,844	471,159,171
Weighted-average shares outstanding - diluted	544,134,136	515,819,439	503,751,844	471,159,171
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2021	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(24,837)	(24,837)
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Restricted share units vested	—	—	—	186	—	(186)	—
Issuance of ordinary shares to treasury	4,800,000	322	—	(322)	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(793)	—	—	—	(793)
Equity settled share-based compensation reclassified as cash-settled	—	—	118	—	—	—	118
Share-based compensation	—	—	3,747	—	—	—	3,747
Balance at March 31, 2022	494,058,246	$32,182	$388,204	$(739)	$(4,601)	$(288,739)	$126,307
Net loss	—	—	—	—	—	(17,766)	(17,766)
Restricted share units vested	—	—	—	148	—	(148)	—
Common shares withheld for taxes on vested stock awards	—	—	(689)	—	—	—	(689)
Equity settled share-based compensation reclassified as cash-settled	—	—	(25)	—	—	—	(25)
Share-based compensation	—	—	3,053	—	—	—	3,053
Balance at June 30, 2022	494,058,246	$32,182	$390,543	$(591)	$(4,601)	$(306,653)	$110,880
Net loss	—	—	—	—	—	(15,647)	(15,647)
Issuance of ordinary shares, net of issuance costs	114,080,000	6,906	133,242	—	—	—	140,148
Restricted share units vested	—	—	—	142	—	(142)	—
Issuance of ordinary shares from restricted share units or share options	—	31	340	—	—	—	371
Common shares withheld for taxes on vested stock awards	—	—	(900)	—	—	—	(900)
Equity settled share-based compensation reclassified as cash-settled	—	—	(182)	—	—	—	(182)
Share-based compensation	—	—	2,815	—	—	—	2,815
Balance at September 30, 2022	608,138,246	$39,119	$525,858	$(449)	$(4,601)	$(322,442)	$237,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2020	488,304,446	$31,794	$366,411	$(1,700)	$(4,601)	$(207,050)	$184,854
Net loss	—	—	—	—	—	(21,290)	(21,290)
Restricted share units vested	—	—	—	30	—	(30)	—
Share-based compensation	—	—	8,850	—	—	—	8,850
Balance at March 31, 2021	488,304,446	$31,794	$375,261	$(1,670)	$(4,601)	$(228,370)	$172,414
Net loss	—	—	—	—	—	(22,068)	(22,068)
Issuance of common shares under at-the-market sales agreement	434,704	30	353	—	—	—	383
Restricted share units vested	—	—	—	827	—	(827)	—
Common shares withheld for taxes on vested stock awards	—	—	(3,782)	—	—	—	(3,782)
Share-based compensation	—	—	7,450	—	—	—	7,450
Balance at June 30, 2021	488,739,150	$31,824	$379,282	$(843)	$(4,601)	$(251,265)	$154,397
Net profit						11,051	11,051
Issuance of common shares under at-the-market sales agreement	438,400	31	319	—	—	—	350
Restricted share units vested	—	—	—	73	—	(73)	—
Common shares withheld for taxes on vested stock awards	—	—	(2,167)	—	—	—	(2,167)
Equity settled share-based compensation reclassified as cash-settled	—	—	(367)	—	—	—	(367)
Share-based compensation	—	—	4,938	—	—	—	4,938
Balance at September 30, 2021	489,177,550	$31,855	$382,005	$(770)	$(4,601)	$(240,287)	$168,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss:	$(58,250)	$(32,307)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss	7,105	556
Amortization of debt issue costs	67	92
Accretion of redemption premium on debt	94	94
Fair value movement on warrants	—	(2,244)
Share-based compensation	9,617	21,238
Depreciation and amortization	485	467
Changes in operating assets and liabilities:
Equity interest receivable	—	(15,000)
Prepaid expenses	682	(2,134)
Tax incentive receivable	(9,113)	(2,677)
Other current assets	(1,014)	1,053
Right-of-use asset	(351)	(823)
Accounts payable	(2,042)	(169)
Accrued expenses	722	15,595
Lease liabilities	(141)	177
Taxes payable	138	451
Other current liabilities	(123)	(300)
Net cash used in operating activities	(52,124)	(15,931)
Cash flows from investing activities:
Purchases of furniture and equipment	(29)	(11)
Net cash used in investing activities	(29)	(11)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	149,730	—
Payment of offering costs in connection with the issuance of ordinary shares	(9,582)	—
Payments of withholding taxes from share-based awards	(2,382)	(5,949)
Proceeds from exercise of share options	371	—
Proceeds from at-the-market sales agreement	67	733
Net cash provided by/(used in) financing activities	138,204	(5,216)
Effect of exchange rate changes on cash and cash equivalents	(2,730)	(281)
Net change in cash and cash equivalents	83,321	(21,439)
Cash and cash equivalents at beginning of the period	148,380	187,986
Cash and cash equivalents at end of the period	$231,701	$166,547
Supplemental disclosure of cash flow information:
Income taxes paid	$90	$—
Interest paid	$190	$162
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $322.4 million as of September 30, 2022. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In March 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the nine months ended September 30, 2022, the Company sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of September 30, 2022, there remained ordinary shares, in the form of ADSs, with a value up to $99.2 million available for sale under the ATM Program.
On August 15, 2022, the Company completed an upsized public offering of 14,260,000 ADSs, each representing eight ordinary shares of the Company, nominal value £0.05 per share, at a price to the public of $10.50 per ADS, which includes the exercise in full by the underwriters of their option to purchase an additional 1,860,000 ADSs. The aggregate net proceeds from the offering were approximately $140.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable.
Subsequent to the quarter end, on October 14, 2022, the Company entered into a term loan of up to $150.0 million (the “Oxford Term Loan”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”). This Oxford Term Loan replaced the Company’s existing $30.0 million facility with Silicon Valley Bank under the Prior Loan Agreement (as defined below). See Note 11 for further details.
The Company’s commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Additionally the Company may enter into out-licensing transactions from time to time but there can be no assurance that the Company can secure such transactions in the future. Accordingly, the Company may require additional capital to commercialize ensifentrine in other markets, to continue the clinical development of DPI and pMDI formulations of ensifentrine and to research and develop additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. .However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.

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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 - Tax and tax incentive receivables
Tax and tax incentive receivables consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development tax credit receivable - U.K.	$20,321	$15,583
Total tax receivable	$20,321	$15,583
The Company conducts research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result the Company benefits in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D credit, which provides relief against U.K. Corporation Tax.
The tax and tax incentive receivable as of September 30, 2022 includes the accumulated nine months ended September 30, 2022 and twelve months ended December 31, 2021 credits, compared to the receivable as of December 31, 2021 which includes the twelve months ended December 31, 2021 credit. The Company is expecting to receive the 2021 credit in the fourth quarter of 2022.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Clinical trial and other development costs	$19,677	$21,336
Professional fees and general corporate costs	1,746	919
People related costs	1,555	1
Total accrued expenses	$22,978	$22,256
Note 5 - Term loan
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “SVB Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions. As of September 30, 2022, the Company had $5.0 million principal outstanding under the SVB Term Loan. Additional detail surrounding the SVB Term Loan can be found in the Company’s 2021 Form 10-K.
As of September 30, 2022, the carrying value of the SVB Term Loan was approximately $5.0 million, of which all was due in more than 12 months. The debt balance has been categorized within Level 3 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.
Subsequent to the quarter end, on October 14, 2022, the Company entered into the Oxford Term Loan, which replaced the existing $30.0 million SVB Term Loan with Silicon Valley Bank under the Prior Loan Agreement. See Note 11 for further details.

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
The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of September 30, 2022, there had been no observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.

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
The Company paid the $2.0 million to Ligand in March, 2022 and accounted for the $2.0 million payment at execution as selling, general and administrative expense in the condensed consolidated statements of operations as the payment is related to a contract modification.

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
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheets. The Company follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment. As of September 30, 2022, there had been no other transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The Equity Interest is therefore recorded at a value of $15 million.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$916	$1,466	$3,785	$8,132
Selling, general and administrative	1,900	3,472	5,832	13,106
Total	$2,816	$4,938	$9,617	$21,238
Share options
The following table shows share option activity, in ordinary shares, in the period:

	2022
	Number of share options outstanding	Weighted average exercise price
Balance as of December 31, 2021	12,695,200	$1.38
Granted	608,000	0.62
Balance as of March 31, 2022	13,303,200	$1.34
Granted	1,760,000	0.51
Balance as of June 30, 2022	15,063,200	$1.24
Granted	4,520,000	0.82
Forfeited	(301,168)	0.77
Exercised	(502,232)	$0.74
Balance as of September 30, 2022	18,779,800	$1.16
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

	2022
	Number of RSUs outstanding	Weighted average remaining contractual term (years)
Balance as of December 31, 2021	38,347,352	1.2
Granted	468,224
Vested	(3,943,144)
Balance as of March 31, 2022	34,872,432	1.1
Vested	(3,752,488)
Balance as of June 30, 2022	31,119,944	1.0
Granted	12,409,640
Forfeited	(906,264)
Vested	(3,752,488)
Balance as of September 30, 2022	38,870,832	1.3

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 (net loss in thousands, loss per share in dollars):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,647)	$11,051	$(58,250)	$(32,307)
Denominator:
Weighted-average shares outstanding - basic	544,134,136	475,334,354	503,751,844	471,159,171
Net (loss)/profit per share - basic	$(0.03)	$0.02	$(0.12)	$(0.07)
Weighted-average shares outstanding - diluted	544,134,136	515,819,439	503,751,844	471,159,171
Net (loss)/profit per share - diluted	$(0.03)	$0.02	$(0.12)	$(0.07)
During the three months ended September 30, 2022 and 2021, outstanding share options, RSUs and warrants over 57,650,632 and 25,139,377 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
During the nine months ended September 30, 2022 and 2021, outstanding share options, RSUs and warrants over 57,650,632 and 65,624,462 ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.

Note 10 - Commitments and contingencies
Management is currently negotiating a matter with a supplier that has an estimated exposure of approximately $1.5 million. Management does not currently consider it probable that a payment will be made and therefore no accrual is recorded at September 30, 2022. This matter is expected to be resolved within the next 12 months.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 11 - Subsequent events
On October 14, 2022 (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million, which are available as described below and subject to terms of the Loan Agreement. The proceeds from the Oxford Term Loan will be used for general corporate and working capital purposes, and a portion of the proceeds of the Oxford Term A Loan are being used to repay in full the existing outstanding indebtedness owed to SVB as discussed in Note 5 – Term Loan. The Oxford Term Loan has a maturity date of October 1, 2027.
The four additional term loan advances under the Oxford Term Loan consists of: a $10.0 million term loan advance (the “Oxford Term B Loan”) which is available at the option of the Company from the Effective Date up to and including March 31, 2023; a $20.0 million term loan advance (the “Oxford Term C Loan”) available during the period commencing on the later of January 1, 2024 and the date on which the Company receives positive ENHANCE-1 data in the Phase 3 clinical trial for ensifentrine sufficient to support the submission of a New Drug Application (“NDA”) with the United States Food and Drug Administration (the “FDA”) for ensifentrine through and including March 29, 2024; a $60.0 million term loan advance (the “Oxford Term D Loan”) available during the period commencing on the later of October 1, 2024 and the date on which the Company receives final approval from the FDA for the Company’s NDA for ensifentrine up to and including December 31, 2024; and a $50.0 million term loan advance (the “Oxford Term E Loan”) available during the interest-only period at the Company’s request and at Oxford’s sole discretion.
Each advance under the Oxford Term Loan accrues interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”). In no event shall the Basic Rate (x) for the Oxford Term A Loan be less than 7.88% and (y) for each other advance be less than the Basic Rate on the business day immediately prior to the funding date of such term advance. The Basic Rate for the Term A Loan for the period from the Effective Date through and including October 31, 2022 shall be 8.54205% and the Basic Rate for each Term Loan shall not increase by more than 2.00% above the applicable Basic Rate as of the funding date of each such term loan. The Oxford Term Loan provides for interest-only payments on a monthly basis until the payment date immediately preceding December 1, 2025, if the Oxford Term D Loan is not made, and December 1, 2026, if the Oxford Term D Loan is made. Thereafter, amortization payments will be payable monthly in equal installments of principal plus accrued interest.
Upon repayment, whether at maturity, upon acceleration or by prepayment or otherwise, the Company shall make a final payment to the lenders in an amount ranging from 1.30% to 3.00% of the aggregate principal balance, depending on the advances received under the Oxford Term Loan. The Company may prepay the Oxford Term Loan in full, or in part, in accordance with the terms of the Loan Agreement, which is subject to a prepayment fee of up to 2.00%, depending on the timing of the prepayment.
The Oxford Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, but including any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Company has also granted Oxford a negative pledge with respect to its intellectual property. The Loan Agreement contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, dispositions, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, transactions with affiliates and subsidiaries. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of Oxford.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits and under the $150.0 million debt facility secured in October 2022, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors including, but not limited to, those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors”. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.
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
In the third quarter of 2020, we commenced our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials evaluating nebulized ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”). In August 2022, we announced positive top-line results from the ENHANCE-2 trial. ENHANCE-2 successfully met its primary endpoint, as well as secondary endpoints demonstrating improvements in lung function, and significantly reduced the rate and risk of COPD exacerbations. Ensifentrine was well tolerated with safety results similar to placebo.
We expect to report top-line results from ENHANCE-1 around the end of 2022. Conditional upon positive results, we plan to submit a New Drug Application (“NDA”) to the US Food and Drug Administration (“FDA”) in the first half of 2023 for inhaled ensifentrine for the maintenance treatment of COPD.
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $322.4 million as of September 30, 2022. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
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
We believe that our cash and cash equivalents as of September 30, 2022, together with expected cash receipts from U.K. tax credits and additional funding expected to become available under the new Oxford Term Loan secured in October 2022, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of ensifentrine in the U.S., if approved. The Oxford Term Loan advances are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. See “Indebtedness” for additional information.

Clinical development update
ENHANCE-2
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

*FEV1: Forced Expiratory Volume in one second, a standard measure of lung function
**E-RS, Evaluating Respiratory Symptoms, and SGRQ, St. George’s Respiratory Questionnaire, are validated patient reported outcome tools
In October 2022, we announced positive additional analyses from the ENHANCE-2 trial demonstrating that ensifentrine reduced rates of exacerbation across all subgroups analyzed over 24 weeks, including background medication, ICS use, smoking status and geographic region. Results of the subgroup analyses confirmed positive effects consistent with the 42% reduction in the rate of moderate to severe exacerbations observed in the overall population. ENHANCE-2 was not powered for exacerbation rate.
We plan to release additional information from ENHANCE-2 at upcoming scientific conferences.

ENHANCE-1
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
Nuance Pharma
In August 2022, our development partner, Nuance Pharma, received clearance from China’s Center for Drug Evaluation to begin Phase 1 and Phase 3 studies with ensifentrine for COPD in mainland China. In 2021, we entered into an agreement with Nuance Pharma with a potential value of up to $219 million, granting Nuance Pharma exclusive rights to develop and commercialize ensifentrine in Greater China. See “Significant Agreements” for additional information.
COVID-19 pandemic impact
Whilst the impact of the COVID-19 pandemic and government and other measures in response have substantially reduced, we continue to monitor the pandemic and any potential impact on our operations and clinical trials. In addition, we continue to follow guidance from the FDA and other health regulatory authorities regarding the conduct of clinical trials during the pandemic to ensure the safety of study participants, minimize risks to study integrity, and maintain compliance with good clinical practice.
Russia-Ukraine conflict
We are conducting ENHANCE-1 at a number of clinical trial sites in Russia. The sanctions and other restrictions imposed by the U.S. and other countries as a result of the current conflict between Russia and Ukraine are impacting our outsourced clinical research vendor’s ability to pay the clinical trial sites and investigators in Russia and may impact our clinical trial activities at sites in Russia. Management is closely monitoring the Russia-Ukraine conflict and will provide an update if we become aware of any meaningful disruption to the completion of our Phase 3 program or our plans to submit an NDA for ensifentrine.
Management update
Following the positive data from ENHANCE-2, we accelerated our commercial launch preparation activities. We are executing on our strategy and, in September and October 2022, we added senior leadership across marketing, market access, commercial operations, IT, HR and finance.

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
As of September 30, 2021, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity Interest on our unaudited condensed consolidated balance sheet. The equity interest is recorded at the fair value indicated by the last observable transaction in Nuance Biotech’s stock, which was a fund raising in November, 2020. As of September 30, 2022, there had been no other observable transactions to indicate any price changes in the value of Nuance Biotech’s stock, nor had there been any indications of impairment. The equity interest is therefore recorded at a value of $15.0 million.
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
Loan and security agreement
In November 2020, we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “SVB Term Loan”). Subsequent to the quarter end, on October 14, 2022, we and Verona Pharma, Inc. entered into a term loan (the “Oxford Term Loan”) of up to $150.0 million with Oxford Finance Luxembourg

S.À R.L. (“Oxford”). This Oxford Term Loan replaced the existing term loan with Silicon Valley Bank. See “Indebtedness” for additional information.
Critical accounting estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual and prepayment of research and development expenses, the fair value of share-based compensation, the carrying value of the equity interest in Nuance Pharma, research and development tax credit and the fair value of warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from our estimates. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the nine months ended September 30, 2022.
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
As the Phase 3 ENHANCE program is nearing completion, we expect our research and development costs to decrease over the next several quarters until we add new compounds or develop ensifentrine further in other delivery methods or indications. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
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
Other income/(expense)
Other income/(expense) are driven by interest income and expense, the fair value movement of the warrant liability until they expired on May 2, 2022, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits.
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2021 financial year are expected to be received in the fourth quarter of 2022.
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

Results of operations for the three months ended September 30, 2022 and 2021
The following table shows our statements of operations for the three months ended September 30, 2022 and 2021, (in thousands):

	Three months ended September 30,
	2022	2021	Change
Revenue	$—	$40,000	$(40,000)
Gross profit	—	40,000	(40,000)
Operating expenses
Research and development	9,838	22,560	(12,722)
Selling, general and administrative	5,290	10,883	(5,593)
Total operating expenses	15,128	33,443	(18,315)
Operating (loss)/profit	(15,128)	6,557	(21,685)
Other (expense)/income
Research and development tax credit	2,127	4,749	(2,622)
Interest income	779	4	775
Interest expense	(116)	(86)	(30)
Fair value movement on warrants	—	40	(40)
Foreign exchange loss	(3,245)	(86)	(3,159)
Total other (expense)/income, net	(455)	4,621	(5,076)
(Loss)/profit before income taxes	(15,583)	11,178	(26,761)
Income tax expense	(64)	(127)	63
Net (loss)/profit	$(15,647)	$11,051	$(26,698)
Revenue
Revenue of $40.0 million for the three months ended September 30, 2021 is related to upfront consideration received under the Nuance Agreement. There was no revenue for the three months ended September 30, 2022.
Research and development costs
Research and development costs were $9.8 million for the three months ended September 30, 2022, compared to $22.6 million for the three months ended September 30, 2021, a decrease of $12.8 million. This decrease was primarily due to a $12.5 million decrease in clinical trial and other development costs, as we progressed to later stages of our Phase 3 ENHANCE program and a $0.6 million decrease in share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $5.3 million for the three months ended September 30, 2022, compared to $10.9 million for the three months ended September 30, 2021, a decrease of $5.6 million, primarily due to a $4.0 million broker fee relating to the Nuance Agreement in 2021 and a $1.6 million decrease in share-based compensation.
Other (expense)/income
The research and development tax credit for the three months ended September 30, 2022 was $2.1 million compared to $4.7 million for the three months ended September 30, 2021, a decrease of $2.6 million. This decrease was primarily due to a reduction in clinical trial and other development costs, as we progressed to later stages of our Phase 3 ENHANCE program.
Foreign exchange loss for the three months ended September 30, 2022 was $3.2 million compared to $0.1 million for the three months ended September 30, 2021, an increase of $3.1 million. This loss was primarily due to a fall in the value of the British pound against the U.S. dollar affecting pound sterling bank balances and the R&D tax credit receivable.

Net loss
Net loss was $15.6 million for the three months ended September 30, 2022, compared to a net profit of $11.1 million for the three months ended September 30, 2021, because of the factors outlined above.

Results of operations for the nine months ended September 30, 2022 and 2021
The following table shows our statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Revenue	$—	$40,000	$(40,000)
Gross profit	—	40,000	(40,000)
Operating expenses
Research and development	$42,445	$56,697	$(14,252)
Selling, general and administrative	18,256	28,150	(9,894)
Total operating expenses	60,701	84,847	(24,146)
Operating loss	(60,701)	(44,847)	(15,854)
Other (expense)/income
Research and development tax credit	8,838	10,655	(1,817)
Interest income	959	11	948
Interest expense	(291)	(255)	(36)
Fair value movement on warrants	—	2,244	(2,244)
Foreign exchange (loss)/gain	(6,830)	117	(6,947)
Total other income, net	2,676	12,772	(10,096)
Loss before income taxes	(58,025)	(32,075)	(25,950)
Income tax expense	(225)	(232)	7
Net loss	$(58,250)	$(32,307)	$(25,943)
Revenue
Revenue of $40.0 million for the nine months ended September 30, 2021 is related to upfront consideration received under the Nuance Agreement. There was no revenue for the nine months ended September 30, 2022.
Research and development costs
Research and development costs were $42.4 million for the nine months ended September 30, 2022, compared to $56.7 million for the nine months ended September 30, 2021, a decrease of $14.3 million. This decrease was primarily due to a $11.1 million decrease in clinical trial and other development costs and a $4.3 million decrease in share-based compensation charges partially offset by a $1.1 million increase in consultant costs mainly relating to an increase in clinical trial site audit and NDA filing preparation costs.
Selling, general and administrative costs
Selling, general and administrative costs were $18.3 million for the nine months ended September 30, 2022 compared to $28.2 million for the nine months ended September 30, 2021, a decrease of $9.9 million. This decrease was driven primarily by a $7.3 million decrease in share-based compensation charges and a $2.0 million decrease due to a $4.0 million broker fee relating to the Nuance Agreement in 2021 offset by a $2.0 million charge related to the modification of the Ligand Agreement in 2022.
Other income/(expense)
The research and development tax credit for the nine months ended September 30, 2022 was $8.8 million compared to $10.7 million for the nine months ended September 30, 2021, a decrease of $1.9 million. This decrease is attributable to lower qualifying research and development expenditures in the nine months ended September 30, 2022, compared to the comparative 2021 period.
We recorded no income in the nine months ended September 30, 2022, compared to an income of $2.2 million in the comparative period relating to the fair value movements of the warrants. In the nine months ended September 30, 2021, there was a reduction in liability due to a decrease in the share price in that period and reduced volatility.

Foreign exchange loss for the nine months ended September 30, 2022 was $6.8 million compared to a gain of $0.1 million gain for the nine months ended September 30, 2021, an increase of $6.9 million. This loss was primarily due to a fall in the value of the British pound against the U.S. dollar affecting pound sterling bank balances and the R&D tax credit receivable.
Net loss
Net loss was $58.3 million for the nine months ended September 30, 2022, compared to $32.3 million for the nine months ended September 30, 2021, because of the factors outlined above.
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Cash and cash equivalents at beginning of the period	$148,380	$187,986	$(39,606)
Net cash used in operating activities	(52,124)	(15,931)	(36,193)
Net cash used in investing activities	(29)	(11)	(18)
Net cash provided by/(used in) financing activities	138,204	(5,216)	143,420
Effect of exchange rate changes on cash and cash equivalents	(2,730)	(281)	(2,449)
Cash and cash equivalents at end of the period	$231,701	$166,547	$65,154
Operating activities
Net cash used in operating activities was $52.1 million in the nine months ended September 30, 2022, compared to $15.9 million during the nine months ended September 30, 2021, an increase of $36.2 million. In 2021, as part of the Nuance Agreement, we received $25.0 million cash. In 2022, clinical trial and other development costs decreased as we progressed to later stages of our Phase 3 ENHANCE program.
Financing activities
Net cash provided by financing activities was $138.2 million in the nine months ended September 30, 2022, compared to $5.2 million net cash used in the nine months ended September 30, 2021. This increase in net cash received is driven primarily by the net proceeds from the August 2022 follow-on equity offering.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities and from upfront payments from the Nuance Agreement. See “Significant Agreements” and “Indebtedness” for additional information.
We have incurred recurring losses since inception, including net losses of $58.3 million for the nine months ended September 30, 2022, and $55.6 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $322.4 million. We expect to continue to generate operating losses for the foreseeable future.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Term Loan with Oxford. See “Indebtedness” for details on the Term Loan.
August 2022 follow-on equity offering
On August 15, 2022, we completed an upsized public offering of 14,260,000 ADSs, each representing eight of our ordinary shares, nominal value £0.05 per share, at a price to the public of $10.50 per ADS, which includes the exercise in full by the underwriters of their option to purchase an additional 1,860,000 ADSs. The aggregate net proceeds from the offering were approximately $140.1 million after deducting underwriting discounts and offering expenses.
Open market sale agreement
In March 2021, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”) to sell shares of our ordinary shares, in the form of ADSs, with aggregate gross sales proceeds of up to $100.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent (the “ATM Program”).
During the nine months ended September 30, 2022, we sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of approximately $0.1 million after deducting issuance costs. As of September 30, 2022, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
Indebtedness
In November 2020, we and Verona Pharma, Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank, which we refer to as the Term Loan, consisting of term loan advances in an aggregate amount of $5.0 million funded at closing, a term loan advance of an aggregate amount of $10.0 million available subject to certain terms and conditions and the achievement of a specific clinical milestone, and a term loan advance of an aggregate amount of $15.0 million contingent upon achievement of a specific clinical development milestone and other specified conditions. As of September 30, 2022, we had $5.0 million principal outstanding under the Term Loan. Additional detail surrounding the Term Loan is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to that information disclosed in our 2021 Form 10-K during the nine months ended September 30, 2022.
Subsequent to the quarter end, on October 14, 2022 (the “Effective Date”), we and Verona Pharma, Inc. (“Verona U.S.” and together with us, the “Borrowers”) entered into the Debt Facility with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million to be funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million, which are available as described below and subject to terms of the loan and security agreement (“Loan Agreement”). The proceeds from the Oxford Term Loan will be used for general corporate and working capital purposes, and a portion of the proceeds of the Oxford Term A Loan are being used to repay in full the existing outstanding indebtedness owed to SVB as discussed in Note 5 – Term Loan. The Oxford Term Loan has a maturity date of October 1, 2027.
The four additional term loan advances under the Oxford Term Loan consists of a $10.0 million term loan advance (the “Oxford Term B Loan”) which is available at the option of Company from the Effective Date up to and including March 31, 2023; a $20.0 million term loan advance (the “Oxford Term C Loan”) available during the period commencing on the later of January 1, 2024 and the date on which we receive positive ENHANCE-1 data in the Phase 3 clinical trial for ensifentrine sufficient to support the submission of a New Drug Application (“NDA”) with the United States Food and Drug Administration (the “FDA”) for ensifentrine through and including March 29, 2024; a $60.0 million term loan advance (the “Oxford Term D Loan”) available during the period commencing on the later of October 1, 2024 and the date on which we receive final approval from the FDA for our NDA for ensifentrine up to and including December 31, 2024; and a $50.0 million term loan advance (the “Oxford Term E Loan”) available during the interest-only period at our request and at Oxford’s sole discretion.
Each advance under the Oxford Term Loan accrues interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”). In no event shall the Basic Rate (x) for the Term A Loan be less than 7.88% and (y) for each other term loan be less than the Basic Rate on the business day immediately prior to the funding date of such term loan. The Basic Rate for the Term A Loan for the period from the Effective Date through and including October 31, 2022 shall be 8.54205% and the Basic Rate for each Term Loan shall not increase by more than 2.00% above the applicable Basic Rate as of the funding date of each such term loan. The Oxford Term Loan provides for interest-only payments on a monthly basis until the payment date immediately preceding December 1, 2025, if the Term D Loan is not made, and December 1, 2026, if the Term D Loan is made. Thereafter, amortization payments will be payable monthly in equal installments of principal plus accrued interest.
Upon repayment, whether at maturity, upon acceleration or by prepayment or otherwise, we shall make a final payment to the lenders in an amount ranging from 1.30% to 3.00% of the aggregate principal balance, depending on the advances received under the Oxford Term Loan. We may prepay the Oxford Term Loan in full, or in part, in accordance with the terms of the Loan Agreement, which is subject to a prepayment fee of up to 2.00%, depending on the timing of the prepayment.
The Oxford Term Loan is secured by a lien on substantially all our assets, other than intellectual property, but including any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We have also granted Oxford a negative pledge with respect to our intellectual property. The Loan Agreement contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, dispositions, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, transactions with affiliates and subsidiaries. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non- disclosure obligations as well as indemnification rights for the benefit of Oxford.
Funding requirements
We believe that our cash and cash equivalents as of September 30, 2022, together with, expected cash receipts from U.K. tax credits and additional funding expected to become available under the Oxford Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions.
We may require additional capital to commercialize ensifentrine, to continue the clinical development of our DPI and pMDI formulations of ensifentrine and to research and develop additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
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
•selling and marketing activities undertaken in connection with the anticipated commercialization of ensifentrine or any future product candidates, if approved, and costs involved in the creation of an effective sales and marketing organization; and
•the amount of revenue, if any, we may derive either directly or in the form of royalty payments from future sales of ensifentrine or any future product candidates, if approved.
Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A.    Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as disclosed below, our risk factors have not changed materially from those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors”.
The terms of our credit facility place restrictions on our operating and financial flexibility, and our existing and any future indebtedness could adversely affect our ability to operate our business.
In October 2022, we and Verona Pharma, Inc. (“Verona U.S.”) entered into a loan and security agreement (the “Loan Agreement”), with Oxford Finance Luxembourg S.À R.L. (“Oxford”), pursuant to which a term loan facility in an aggregate amount of up to $150.0 million (the “Term Loan”) is available to us in five tranches. We received the first tranche of $10.0 million (the “Term A Loan”) at closing. Each advance under the Term Loan accrues interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”); provided, however, that in no event shall the Basic Rate (x) for the Term A Loan be less than 7.88% and (y) for each other advance be less than the Basic Rate on the business day immediately prior to the funding date of such advance.
Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from Oxford, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we     compete; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Loan Agreement or any other debt instruments. Failure to make payments or comply with other covenants under the Loan Agreement or such other debt instruments could result in an event of default and acceleration of amounts due. For example, the affirmative covenants under our Loan Agreement include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and notifications, maintain proper books of record and account, timely file and pay tax returns, and maintain inventory and insurance coverage. Under the Loan Agreement, the occurrence of a material adverse change in our business, operations, or condition is an event of default. If an event of default occurs and Oxford accelerates the amounts due, we may not be able to make accelerated payments and Oxford could seek to enforce security interests in the collateral securing such indebtedness, which could potentially require us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of holders of our American Depositary Shares (“ADS”) or of our shareholders to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our ADSs to decline. In addition, the covenants under the Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1	Loan and Security Agreement, dated as of October 14, 2022, by and among Verona Pharma plc, Verona Pharma, Inc., Oxford Finance Luxembourg S.À R.L.	8-K	001-38067	10.1	10/17/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: November 9, 2022	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: November 9, 2022	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer