Form 10-K
period 2022-12-31
Verona Pharma plc
filed 2023-03-07
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $212.1 million as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this disclosure, shares held by executive officers, directors and certain shareholders of the registrant as of such date have been excluded because such persons or entities may be deemed to be affiliates of the registrant.
As of March 3, 2023, the registrant had 631,904,598 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 78,988,075 American Depositary Shares, each representing eight (8) ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and the expected regulations applicable to ensifentrine, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available under the Oxford Term Loan and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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
•We may need additional funding to complete development of and commercialize ensifentrine and any future product candidates, if approved, or develop and commercialize other formulations or target indications of ensifentrine, if approved;
•The advances under the $150.0 million Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. If we fail to meet those conditions, we will need to find alternative sources of funding;
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

Item 1.    Business
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one compound.
Initially, we are developing inhaled ensifentrine for the treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If successfully developed, ensifentrine would be the first therapeutic with a novel mode of action for COPD in over a decade.
During 2022, we reported positive top-line results from both of our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials evaluating nebulized ensifentrine for the maintenance treatment of COPD. Ensifentrine met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, ensifentrine substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ensifentrine was well tolerated in both trials.
Based on the results from our ENHANCE program, we believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD. The totality of data from clinical trials, in particular top-line results from the ENHANCE program, support our belief. We plan to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2023 for inhaled ensifentrine for the maintenance treatment of COPD.
If approved, we intend to commercialize inhaled ensifentrine for the maintenance treatment of COPD in the United States (“U.S.”). Although we believe ensifentrine will not be regulated as a drug device combination, patients use a readily available standard jet nebulizer to take ensifentrine. Outside the US, we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China.
In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). Two additional formulations of ensifentrine have been evaluated in Phase 2 trials for the treatment of COPD: dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”).
Overview of COPD and current treatments
COPD is a common, progressive, life-threatening respiratory disease without a cure. It causes loss of lung function, leading to debilitating breathlessness, hospitalizations, and death. COPD has a major impact on everyday life. Patients struggle with basic activities such as getting out of bed, showering, eating, and walking. Worldwide, COPD affects approximately 384 million people and is the third leading cause of death, according to the Global Initiative for Chronic Obstructive Lung Disease.
The goal of COPD pharmacological therapy is to improve patients’ quality of life by reducing symptoms, decreasing the quantity and severity of exacerbations (often an escalation of symptoms) and to improve patients’ ability to function.
For approximately 40 years, the treatment of COPD has been dominated by three classes of inhaled therapies approved for use by the FDA and the European Commission based on the European Medicines Agency’s (“EMA”) opinion: anti-muscarinics, beta-agonists and inhaled corticosteroids (“ICSs”). COPD patients are frequently treated with bronchodilators, including long-acting anti-muscarinics (“LAMAs”) and long-acting beta-agonists (“LABAs”), to relieve airway constriction and make it easier to breathe. In addition, patients at risk for exacerbations may be prescribed ICSs to prevent them.
Certain COPD patients are treated with the oral PDE4 inhibitor, roflumilast (Daliresp®), which has demonstrated a reduction in exacerbation risk in patients with severe chronic bronchitis. However, oral PDE4 therapy results in systemic exposure, which has been associated with unfavorable gastrointestinal side-effects such as nausea, emesis, diarrhea, abdominal pain, loss of appetite and weight loss.

Approximately 8.5 million COPD patients in the U.S. receive LAMA, LABA, or ICS treatments alone or in combination regardless of COPD severity. Despite these medications and the earlier use of dual (LAMA/LABA) and triple (LAMA/LABA/ICS) therapies, many patients continue to suffer debilitating symptoms. According to a December 2022 study by Phreesia, 45% of patients continue to have symptoms more than 24 days a month. This burden leaves a significant opportunity for new inhaled therapies that offer additional benefit added to the three main classes of treatment. New treatment options are urgently needed to help improve lung function and symptoms, reduce exacerbations and improve overall quality of life in these patients.
Ensifentrine
Ensifentrine is an investigational, first-in-class, inhaled, small molecule and selective, dual PDE3 and PDE4 inhibitor. This dual inhibition enables it to act as a bronchodilator and a non-steroidal anti-inflammatory agent in a single compound. Importantly, ensifentrine’s therapeutic profile differentiates it from existing classes of bronchodilator and anti-inflammatory treatments. We are not aware of any other single compound in clinical development in the U.S. or Europe or approved by the FDA nor the European Commission for the treatment of respiratory diseases that acts both as a bronchodilator and anti-inflammatory agent. If successfully developed and approved, ensifentrine has the potential to be the first novel class of therapeutic in COPD in over 10 years and to become the only bronchodilator option that could be added to existing classes of inhaled therapies including LAMA, LABA and ICS.
Safety profile
Ensifentrine has been well tolerated in clinical trials involving approximately 3,000 subjects to date. Additionally, ensifentrine did not prolong the QT interval or impact other cardiac conduction parameters in a thorough QT study in healthy volunteers. It is delivered directly to the lungs by inhalation to maximize pulmonary exposure to ensifentrine while minimizing systemic exposure. This feature minimizes any systemic side-effects such as the gastrointestinal disturbance associated with oral PDE4 inhibitors. In addition, in non-clinical trials ensifentrine has demonstrated high selectivity for PDE3 and PDE4 over other enzymes and receptors, which is believed to minimize off-target effects.
Differentiated profile
By selectively inhibiting PDE3 and PDE4, ensifentrine impacts three key mechanisms in respiratory disease: bronchodilation, inflammation and mucociliary clearance. Ensifentrine is designed to increase the levels of cellular cAMP and cGMP in smooth muscle cells and inflammatory cells, resulting in bronchodilator and anti-inflammatory effects. Ensifentrine has also been shown to stimulate the cystic fibrosis transmembrane conductance regulator (“CFTR”), which is an ion channel in the epithelial cells lining the airways. Mutations in the CFTR protein result in poorly or non-functioning ion channels, which cause CF. CFTR dysfunction is also potentially important in COPD. CFTR stimulation leads to improved electrolyte balance in the lung and thinning of the mucus, which facilitates mucociliary clearance and leads to improved lung function and potentially a reduction in lung infections.
Dual inhibition of PDE3 and PDE4 has shown enhanced or synergistic effects compared with inhibition of either PDE alone on contraction of airway smooth muscle and suppression of inflammatory mediator release in several preclinical studies. We believe these enhanced effects may increase the utility of ensifentrine in the treatment of respiratory diseases including COPD, asthma and CF.

Clinical data
Phase 2b
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
3 mg
6 mg

***p ≤ 0.001

*Peak Change from Day 1 in Baseline in FEV_1 (mL) on Day 28, Week 4, Primary endpoint met; placebo corrected

Study 205: *Ensifentrine + Tiotropium*

Lung function

Peak Change FEV_1 (mL) at week 4

N=413

*
*
**
***
140
120
100
80
60
40
20
0
mL
tio + 0.375 mg
tio + 0.75 mg
tio + 1.5 mg
tio + 3 mg

***p ≤ 0.001 **p≤0.01 *p≤0.05

Primary endpoint met; placebo corrected

Phase 3 ENHANCE program
Ensifentrine has successfully met the primary endpoints in two randomized, double-blind, placebo-controlled Phase 3 trials, ENHANCE-1 and ENHANCE-2, demonstrating statistically significant and clinically meaningful improvements in measures of lung function in moderate to severe COPD patients. Improvements in symptoms and quality of life measures were shown in both trials, which reached statistical significance in ENHANCE-1. Ensifentrine substantially reduced the rate and risk of moderate to severe COPD exacerbations in both trials. Ensifentrine was well tolerated in both trials.
The ENHANCE trials were designed to evaluate ensifentrine as monotherapy and added onto a single bronchodilator with approximately 50% of subjects receiving either a LAMA or a LABA. Additionally, approximately 20% of subjects received ICSs with their concomitant LAMA or LABA.
Each trial enrolled approximately 800 subjects, for a total of approximately 1,600 subjects, at sites primarily in the U.S. and Europe. The two trials provided replicate evidence of efficacy and safety data over 24 weeks and ENHANCE-1 also evaluated longer-term safety in approximately 400 subjects over 48 weeks.

Pivotal Phase 3 program

Two efficacy and safety studies: ENHANCE-1 and ENHANCE-2

Ensifentrine as a **N**ovel in**HA**led **N**ebulized **C**OPD th**E**rapy in moderate to severe COPD

ENHANCE-1
n=800
Ensifentrine
3 mg BID n=500
Long-term safety
n=300
Placebo BID n=300
Long-term safety
n=100
Reported
December 2022
ENHANCE-2
n=800
Ensifentrine
3 mg BID n=500
Placebo BID n=300
Reported
August 2022
24 Weeks
48 Weeks

Patient population:

- LAMA or LABA background allowed (approx. 50% of trial population) and ICS (up to approx. 20% of population)
- 30-70% predicted FEV_1
- Symptomatic (mMRC ≥ 2)

Additional information:

- Long-term safety in ENHANCE-1
- Sites in North America, EU and Asia

Subject demographics and disease characteristics were well balanced between treatment groups in both trials.
•In ENHANCE-1 approximately 69% of subjects received background COPD therapy, either LAMA or a LABA. Additionally, approximately 20% of all subjects received ICS with concomitant LAMA or LABA.
•In ENHANCE-2 approximately 55% of subjects received background COPD therapy, either a LAMA or a LABA. Additionally, approximately 15% of all subjects received ICS with concomitant LAMA or LABA.

We reported positive top-line results from ENHANCE-2 and ENHANCE-1, in August and December 2022, respectively. Ensifentrine successfully met the primary endpoints in both trials, demonstrating statistically significant and clinically meaningful improvements in measures of lung function in moderate to severe COPD patients. Improvements in symptoms and quality of life measures were shown in both trials, which reached statistical significance in ENHANCE-1. Ensifentrine substantially reduced the rate and risk of moderate to severe COPD exacerbations and was well tolerated in both trials.
Highlights
Primary endpoint met (FEV1 AUC 0-12 hr)
•Placebo corrected, change from baseline in average FEV1 area under the curve 0-12 hours post dose at week 12 was 87 mL (p<0.0001) for ensifentrine in ENHANCE-1 and 94 mL (p<0.0001) for ensifentrine in ENHANCE-2.
•Demonstrated consistent improvements with ensifentrine in all subgroups including gender, age, smoking status, COPD severity, background medication, ICS use, chronic bronchitis, FEV1 reversibility and geographic region.
Secondary endpoints evaluating lung function met:
•Placebo corrected, increase in peak FEV1 of 147 mL (p<0.0001) 0-4 hours post dose at week 12 in ENHANCE-1 and 146 mL (p<0.0001) in ENHANCE-2.
•Placebo corrected, increase in morning trough FEV1 of 35 mL (p=0.0413) at week 12 in ENHANCE-1 and 49 mL (p=0.0016) in ENHANCE-2, supporting twice daily dosing regimen.

Exacerbation rate and risk reduced
•Subjects receiving ensifentrine demonstrated a 36% reduction in the rate of moderate to severe COPD exacerbations over 24 weeks (p=0.0503) compared to those receiving placebo in ENHANCE-1 and a 43% reduction (p=0.0090) in ENHANCE-2.

•In pooled exacerbation data from ENHANCE-1 and ENHANCE-2, ensifentrine demonstrated a 40% reduction in the rate of moderate to severe COPD exacerbations over 24 weeks (p=0.0012) compared to those receiving placebo.

•Treatment with ensifentrine significantly decreased the risk of a moderate/severe exacerbation as measured by time to first exacerbation when compared with placebo by 38% (p=0.0382) in ENHANCE-1 and by 42% (p=0.0089) in ENHANCE-2.

Time to first exacerbation significantly delayed across trials

Consistent and clinically meaningful reduction in risk of a COPD exacerbation

ENHANCE-1 Trial

1.00
0.95
0.90
0.85
0.80
0.75
0.70
Fraction of patients without event
Ensifentrine
Placebo
Number at risk
477 466 453 431 422 412 404
283 270 258 250 243 235 232
0 4 8 12 16 20 22 24
Time in study (weeks)

	Ensifentrine vs. Placebo (n = 760)
Hazard Ratio (95%, CI)	0.62 (0.39, 0.97)
Risk Reduction	**38%**
P-value	0.0382

ENHANCE-2 Trial

1.00
0.95
0.90
0.85
0.80
0.75
0.70
Fraction of patients without event
Ensifentrine
Placebo
Number at risk
498 481 443 422 399 390 380
291 275 257 232 218 201 196
0 4 8 12 16 20 22 24
Time in study (weeks)

	Ensifentrine vs. Placebo (n = 789)
Hazard Ratio (95%, CI)	0.58 (0.38, 0.87)
Risk Reduction	**42%**
P-value	0.0089

•In pooled exacerbation data from ENHANCE-1 and ENHANCE-2, ensifentrine significantly decreased the risk of a moderate/severe exacerbation as measured by time to first exacerbation when compared with placebo by 41% (p=0.0009).

Pooled data:
significant 41% risk reduction in time to first exacerbation

Protocol specified pooled analysis including ENHANCE-1 and ENHANCE-2

Fraction of patients without event
1.00
0.95
0.90
0.85
0.80
0.75
0.70
Number at risk
975 947 896 853 821 802 784
574 545 515 482 461 436 428
0 4 8 12 16 20 22 24
Time in study (weeks)

	Ensifentrine vs. Placebo (n = 1,549)
Hazard Ratio (95%, CI)	0.59 (0.44, 0.81)
Risk Reduction	**41%**
P-value	0.0009

Ensifentrine
Placebo

COPD symptoms and Quality of Life (“QOL”)
•In ENHANCE-1, daily symptoms as measured by E-RS* Total Score in the ensifentrine group improved from baseline to greater than the minimal clinically important difference (“MCID”) of -2 units with a statistically significant improvement compared to placebo at week 24. Improvements in symptoms were early and sustained with statistical significance versus placebo at weeks 6, 12 and 24. Similar improvements were demonstrated in ENHANCE-2 but statistical significance was not achieved due to improvements observed in the placebo group over time.

•In ENHANCE-1, QOL as measured by SGRQ* Total Score in the ensifentrine group improved from baseline to greater than the MCID of -4 units with a statistically significant improvement compared to placebo at week 24. Improvements in QOL were early and sustained with statistical significance versus placebo at weeks 6, 12 and 24. In ENHANCE-2, QOL as measured by SGRQ* Total Score in the ensifentrine group also improved from baseline to greater than the MCID of -4 units at weeks 12 and 24, numerically exceeding placebo at each measurement, but statistical significance was not achieved due to improvements observed in the placebo group over time.
*E-RS, Evaluating Respiratory Symptoms, and SGRQ, St. George’s Respiratory Questionnaire, are validated patient reported outcome tools

Favorable safety profile
•Ensifentrine was well tolerated with very few adverse events occurring in more than 1% of subjects and greater than placebo over 24 and 48 weeks.

We believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD. The totality of data from clinical trials, in particular the top-line results from the ENHANCE program, including improvements in measures of lung function, symptoms, quality of life measures, and exacerbation reductions, coupled with the consistent safety results, support our belief. We plan to submit an NDA to the FDA in the second quarter of 2023.

Formulations
Verona Pharma has developed formulations of ensifentrine for the three most widely used inhalation devices: nebulizer, DPI and pMDI. The nebulized formulation of ensifentrine is designed to be suitable for use in a standard jet nebulizer, not a proprietary device. Delivery of COPD medications by nebulizer is important because such medications can be used by adults of almost any age and dexterity and regardless of peak inspiratory flow, offering advantages to patients who struggle to operate handheld inhaler devices or have low peak inspiratory flow. DPI and pMDI handheld inhaler formats are relatively portable and convenient and are also important delivery mechanisms.
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
Verona Pharma has successfully demonstrated proof of concept in Phase 2 COPD trials with all three formulations. In addition, the data from Phase 2 trials were consistent across the three formulations. All three dosage forms have demonstrated statistically significant and clinically meaningful improvements in lung function and duration of action, supporting twice-daily dosing and a safety profile similar to placebo.

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
CF is the most common fatal inherited disease in the U.S. and Europe. Approximately 40,000 people in the U.S. and an estimated 105,000 people worldwide have been diagnosed with CF across more than 90 countries and approximately 1,000 new cases are diagnosed each year, according to the Cystic Fibrosis Foundation. The U.S. and European regulatory authorities consider CF to be a rare, or orphan, disease and provide incentives to encourage development of effective new treatments.
CF patients endure multiple daily medications, frequent exacerbations and hospitalizations. Ultimately, selected patients have lung transplants.
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
Asthma is a common chronic inflammatory lung condition that causes sporadic breathing difficulties. The disease causes narrowing and swelling of the airways leading to symptoms including difficulty breathing, wheezing, coughing and tightness in the chest. Exposure to triggers such as allergens or irritants can lead to asthma attacks.

Asthma attacks vary in severity and frequency. More than 260 million people worldwide suffer from asthma and it is the most common chronic disease among children, according to estimates from the World Health Organization. Approximately 60% of adult asthmatics in the U.S. have uncontrolled asthma despite regularly taking medication.
Although there is no cure, symptoms may be prevented by avoiding triggers and through established maintenance therapies including bronchodilators, ICS, anti-IgE agents and leukotriene inhibitors.
Ensifentrine has shown potential in a Phase 2a clinical trial in asthma. The data from this trial, published in October 2019 in the journal Pulmonary Pharmacology & Therapeutics, demonstrated that ensifentrine produced dose-dependent improvements in lung function that were comparable to current rescue medication, high dose nebulized albuterol. Importantly, ensifentrine was well tolerated and patients experienced fewer systemic effects than those receiving albuterol.

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
COMMERCIALIZATION
United States
In the United States, we are preparing to commercialize nebulized ensifentrine ourselves, if approved. Current maintenance COPD treatments in the U.S. generate approximately $10 billion in sales. In the US, approximately 8.5 million patients receive chronic maintenance treatment for COPD. These patients receive LAMAs, LABAs, and ICS products alone or in combination across all COPD severities. Despite the use of these therapies, approximately 50% of patients report having symptoms for more than 24 days a month. This burden is significant and highlights the need for new and novel mechanisms of actions to treat COPD patients. These patients need therapies that can help improve their lung function and symptoms. In addition to the number of patients that remain symptomatic, COPD places a tremendous burden on the U.S. healthcare system with approximately $50 billion in direct and indirect costs.
Based on our market research, conducted with U.S. healthcare providers and payers, we believe ensifentrine would be widely adopted with use as an add on therapy across all symptomatic patients regardless of COPD severity and treatment. Most of ensifentrine’s use would be as an add on therapy to current patients who are on LAMA LABA / ICS, LAMA/LABA, or triple therapy. This is due to the urgent unmet need for new therapies to help improve lung function, symptoms and quality of life in these patients. Our market research also suggests the majority of ensifentrine usage would be initially commenced by pulmonologists. Due to this focused prescriber base, we anticipate a field sales force of approximately 100 representatives would be able to reach the potential ensifentrine opportunity.

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
Nuance Pharma is responsible for all costs related to clinical development and commercialization in Greater China. A joint steering committee has been established to ensure ensifentrine’s clinical development in the region aligns with our global development and commercialization strategy. In August 2022, Nuance Pharma, received clearance from China’s Center for Drug Evaluation to begin Phase 1 and Phase 3 studies of ensifentrine for COPD in mainland China.
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
Ensifentrine is a unique, first-in-class therapeutic candidate with both bronchodilator and non-steroidal anti-inflammatory properties in a single compound. As far as we are aware, no other dual PDE3 and PDE4 inhibitor is on the market nor in clinical development in the U.S. or Europe. Based on our market research, we expect ensifentrine to be used across the patient spectrum regardless of severity. We expect it will mainly be used as an add on therapy in symptomatic patients across all existing classes of therapies (LAMA, LABA, ICS). Some healthcare providers have indicated that they would use ensifentrine as a monotherapy based on ensifentrine’s clinical profile.
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
As of December 31, 2022, our patent portfolio consisted of ten issued U.S. patents, eight pending U.S. patent applications (including four U.S. provisional patent applications), 70 issued foreign patents and 76 pending foreign applications. These patents and patent applications include claims directed to certain respirable formulations comprising ensifentrine, a crystalline form of ensifentrine, combinations of ensifentrine with certain respiratory drugs, certain salts of ensifentrine, ensifentrine for use in the treatment of cystic fibrosis and for use in the treatment of certain aspects of some other respiratory disorders, and a method of making ensifentrine, with expected expiry dates up to 2042.
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
License agreement with Ligand (formerly Vernalis)
In February 2005, Rhinopharma Limited (“Rhinopharma”) entered into an assignment and license agreement with Ligand UK Development Limited (formerly Vernalis Development Limited) (“Ligand”), which since October 2018 has been a wholly owned subsidiary of Ligand Pharmaceuticals, Inc. In 2006, we acquired Rhinopharma and all its rights and liabilities under the assignment and license agreement. On March 24, 2022, we entered into an agreement with Ligand to amend the assignment and license agreement. We refer to the assignment and license agreement and the amendment agreement together as the Ligand Agreement. Pursuant to the Ligand Agreement, Ligand has assigned to us all its rights to certain patents and patent applications relating to ensifentrine and related compounds, or the Ligand Patents. We cannot further assign the Ligand Patents to a third party without Ligand's prior consent. Ligand also granted to us an exclusive, worldwide, royalty-bearing license under certain Ligand know-how to develop, manufacture and commercialize products, or the Licensed Products, based on PDE inhibitors developed using Ligand Patents, Ligand know-how and the physical stock of certain compounds, including ensifentrine, which we refer to as the Program IP, in the treatment of human or animal allergic or inflammatory disorders. Pursuant to the Ligand Agreement, we must maintain the Ligand Patents and use commercially reasonable and diligent efforts to develop and commercialize the Licensed Products.
In March 2022, we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
•    we agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by us or a sub-licensee, which amount is payable in cash or, at the our discretion, by the issuance of Company equity of equivalent value, as determined based on the volume-weighted average price of the our American Depositary Shares on the Nasdaq Global Market over the ten (10) trading days including and prior to such milestone event;
•    the milestone payment may be paid in cash or, at our discretion, by issuing to Ligand shares in the Company of equivalent value; and
We paid the $2.0 million to Ligand in March, 2022 and accounted for the $2.0 million payment at execution as selling, general and administrative expense in the consolidated statements of operations as the payment is related to a contract modification.
The Ligand Agreement expires on March 24, 2042, unless terminated earlier by either party in accordance with its terms. Either party may terminate the Ligand Agreement for bankruptcy or insolvency of the other party, or for an uncured material breach of the other party, conditional upon the party seeking to terminate obtaining a final judgment of the English High Court declaring that the other party is in material breach of its obligations under the Ligand Agreement. We may terminate the Ligand Agreement upon 90 days' prior written notice. Ligand may terminate the Ligand Agreement if we notify Ligand of our intention to abandon any Ligand Patents or allow any Ligand Patents to lapse. Upon termination of the Ligand Agreement, we must cease use of any Program IP and assign the Ligand Patents and any improvements thereto back to Ligand, provided however, that any of our sublicensees shall have the right to enter into a direct license agreement with Ligand for the portion of the Program IP that was sub-licensed by such sub-licensee.
GOVERNMENT REGULATION
The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local and foreign entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.
FDA drug approval process
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to file an application for review or non-approval of a pending new drug applications (“NDA”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•Completion of non-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice (“GLP”) regulations;
•Submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin in the U.S.;

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
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of the NDA and U.S. Prescribing Information to permit commercial marketing of the product for particular indications for use in the U.S.
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
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product's continued safety, quality and purity. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.
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
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
Each jurisdiction will apply these regulations in their assessment of clinical trial applications and marketing authorization applications. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies (pharmaco-toxicological) must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products - e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing authorization
In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and are valid throughout the entire territory of the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicines derived from biotechnology processes, (ii) advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), (iii) orphan designated medicinal products, and (iv) products that contain a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•“National MAs” are issued by the competent authorities of the member states of the EU and only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EU, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the member states of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
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
Data and marketing exclusivity
In the EEA, new products authorized for marketing, (i.e., reference products), generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity.
Pediatric development
In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA's Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. We have received a waiver for pediatric data in COPD.

Orphan Medicinal Products
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
Orphan drug designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication which means that the EU regulatory authorities cannot accept another MAA, or grant an MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.
Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. However, new legislation such as the EU CTR is not applicable in Great Britain (“GB”).
Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder has opted out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, without first establishing an EEA entity, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs . In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.
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
Other Healthcare Laws
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
The federal false claims laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of products for unapproved, or off-label, uses. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statue constitutes a false or fraudulent claim for the purposes of the federal civil False Claims Act. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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

Violations of any such laws or any other governmental regulations that apply may result in significant criminal, civil and administrative penalties, including damages, fines, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies to resolve allegations of non-compliance with these laws. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers' and manufacturers' compliance with applicable fraud and abuse laws. Moreover, analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
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
In international markets, reimbursement and healthcare payment systems vary significantly by country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions was enacted, which, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.
More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products, once approved, or additional price increases. In particular, we anticipate that Medicare Part B will play an important role in the reimbursement of ensifentrine. Changes in how products are reimbursed through Medicare Part B may affect the overall coverage for ensifentrine, if approved. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
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
EMPLOYEES
As of December 31, 2022, we had 35 full-time and 1 part time employees. None of our employees is party to a collective bargaining agreement or represented by a trade union or labor union. We consider our relationship with our employees to be good.
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

Item 1A.    Risk Factors
Investing in our ADSs involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business and Industry
We have a limited operating history and have never generated any product revenue.
We are a clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $68.7 million and $55.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $333.1 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, our only product candidate, and from general and administrative costs that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine, and seek to obtain regulatory approval for and commercialize ensifentrine. We anticipate that our expenses will increase substantially as we:
•initiate and conduct clinical trials of ensifentrine for the treatment of cystic fibrosis (“CF”), asthma or other indications;
•initiate and conduct other future clinical trials of ensifentrine in other formulations, including in combination with other active ingredients, for the treatment of COPD or other indications;
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
•grow commercial infrastructure to support the potential commercialization of ensifentrine, including sales, marketing, operations, reimbursement and distribution infrastructure and scale-up manufacturing capabilities to commercialize ensifentrine, if approved;
•maintain, expand and protect our intellectual property portfolio;
•secure, maintain or obtain freedom to operate for our in-licensed technologies and products;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts; and
•expand our operations in the United States, the United Kingdom (“UK”) and possibly elsewhere.
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
We will need additional funding to complete development and commercialization of any future product candidates, or development and commercialization of other formulations or target indications of ensifentrine, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct clinical trials of ensifentrine, and develop ensifentrine in other formulations or for other indications. In addition, if we obtain regulatory approval for ensifentrine or any other product candidates, we expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the United States and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
If we obtain regulatory approval for ensifentrine for the treatment of COPD in the US, we estimate that our existing cash resources, expected cash receipts from the UK tax credit program and funding expected to become available under the $150.0 million debt facility will enable the Company to fund planned operating expenses and capital expenditure requirements through at least the end of 2025 including the commercial launch of ensifentrine. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements will depend on many factors, including:
•the costs, progress and results of our ongoing Phase 3 clinical trials for the maintenance treatment of COPD;
•the costs, timing and outcome of the regulatory submission and review of ensifentrine, including any post-marketing studies that could be required by regulatory authorities, if regulatory approval is received;
•the cost, progress and results of any other studies required to support the commercial positioning of ensifentrine for the treatment of COPD, if regulatory approval is received;
•the cost, progress and results of any clinical trials for the treatment of CF, asthma or other indications, or for other formulations of ensifentrine including fixed-dose combination products;
•the cost of manufacturing clinical and, if approved, commercial supplies of the ensifentrine active ingredient and derived formulated drug products;
•the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for ensifentrine in other indications and of the development of DPI and pMDI formulations of ensifentrine, or fixed-dose combination formulations of ensifentrine for the maintenance treatment of COPD and potentially asthma and other respiratory diseases;

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
We do not currently generate any revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. We have invested substantially all of our efforts and financial resources in the development of ensifentrine, and we do not have any other product candidate currently under development. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next few years, if ever, will depend heavily on the successful development and eventual commercialization of ensifentrine, if approved, which may never occur. Ensifentrine will require regulatory approval, procurement of manufacturing supply, commercialization, substantial additional investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ensifentrine or any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA, the European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for ensifentrine or any future product candidate. We have not submitted an NDA to the FDA, a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities. The success of ensifentrine will depend on many factors, including the following:
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
•the applicable regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
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
•if FDA or other regulatory authorities determine that inspections of the manufacturing facilities or clinical sites for our product candidates are required in connection with a marketing application, and such regulatory authorities are unable to conduct such inspections, whether due to geopolitical conflict, such as the ongoing Russia-Ukraine conflict, or travel restrictions, such as those imposed during the COVID-19 pandemic;
•the applicable regulatory authorities may not accept data generated at our clinical trial sites due to GCP compliance issues, misconduct, or other reasons;
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
We plan to seek regulatory approval to commercialize ensifentrine in the United States, and potentially in the European Union (“EU”) and additional foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries requires us to comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ensifentrine, and we cannot predict success in these jurisdictions.

The COVID-19 pandemic has and may continue to adversely impact our business, including our plans to commercialize ensifentrine in the United States, if approved, and plans for the development and commercialization of ensifentrine in other countries.
The COVID-19 pandemic continues to rapidly evolve, including in countries where we have operations, have conducted our ENHANCE clinical trial program and are planning to develop and commercialize ensifentrine, if approved. For example, the COVID-19 pandemic continues to impact Greater China where we have granted a license to a third party for the development and commercialization of products containing ensifentrine. The pandemic and government measures taken in response have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages continue to occur; supply chains continue to be disrupted; and demand for and costs of certain goods and services, such as medical services and supplies, has spiked. If the COVID-19 pandemic continues for a significant length of time, or if new government measures are introduced, we may experience additional disruptions that could severely impact our business, including in particular the approval of and commercialization of ensifentrine. The extent to which the pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
Our limited operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials for ensifentrine, and we have two registrational Phase 3 clinical trials nearing completion. We have not yet successfully obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf or conducted sales and marketing activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility place restrictions on our operating and financial flexibility, and our existing and any future indebtedness could adversely affect our ability to operate our business, and our existing and any future indebtedness could adversely affect our ability to operate our business, and our existing and any future indebtedness could adversely affect our ability to operate our business.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, such as the ongoing conflict between Russia and Ukraine, or natural disasters including earthquakes, typhoons, floods and fires, or public health emergencies, such as the COVID-19 pandemic.
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
Our only product candidate, ensifentrine, is in clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of ensifentrine are prolonged or delayed, or if ensifentrine in later stage clinical trials fails to show the safety and efficacy required by regulatory authorities, we or our collaborators may be unable to obtain required regulatory approvals and be unable to commercialize ensifentrine on a timely basis, or at all.
To obtain the requisite regulatory approvals to market and sell ensifentrine, we or any collaborator for ensifentrine must demonstrate through extensive pre-clinical studies and clinical trials that ensifentrine is safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early-stage clinical trials of ensifentrine may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Regulators interpretations of results may differ from our own, and expectations can change over time while a product is in clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.
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
•delays in or failure to obtain institutional review board (“IRB”), or ethics committee approval or positive opinion at each site;
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
•business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflict between Russia and Ukraine, or natural disasters including earthquakes, typhoons, floods and fires;
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
Clinical trials must be conducted in accordance with the laws and regulations of the FDA, EU rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs (or other ethics committees) at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of ensifentrine produced under current good manufacturing practice, or cGMP, and similar foreign requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EU and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
It is currently unclear to what extent the UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).
On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”), launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.
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
Undesirable side effects that may be caused by ensifentrine could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. We have completed 20 Phase 1, 2 and nearly completed two Phase 3 clinical trials of ensifentrine. In these trials, some patients have experienced mild to moderate adverse reactions, including headache, cough, worsening of COPD, nasopharyngitis and hypertension.
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
Part of our strategy is to continue to develop ensifentrine in indications other than COPD, such as CF and asthma and other formulations including fixed-dose combinations, MDI and DPI. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat CF and asthma, we may not be able to develop ensifentrine in these indications or any other disease, or development may not be successful. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. If we do not continue to successfully develop and begin to commercialize ensifentrine for multiple indications or formulations, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
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
•we may be unable to demonstrate that ensifentrine’s benefits outweigh its safety risks;
•the FDA, the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials or may find the data to be unacceptable;
•the FDA, the EMA or comparable foreign regulatory authorities may find that the dose or doses evaluated in Phase 3 clinical trials or the way in which double blinding was effected to be unacceptable;
•the data collected from clinical trials of ensifentrine may, for various reasons, be insufficient to support the submission or approval of an NDA in the United States, a marketing authorization application (“MAA”) in the EU, or other comparable submission to obtain regulatory approval in other countries;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•FDA or comparable regulatory authorities may identify issues of GCP noncompliance or unacceptable practices at clinical sites or CROs participating in our clinical studies, rendering clinical data insufficient to support approval;
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
In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The FDA and other foreign regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
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

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the EU and other similar regulatory bodies and the EU, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our pre-clinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.
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
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for ensifentrine or additional pricing pressures.
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
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products.
While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products.
This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act, (“CCPA”), which went into effect on January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides privacy rights to California consumers, including rights to access and delete their information, to opt out of certain information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions for health-related information, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and will likely result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also subject to diverse laws and regulations relating to data privacy and security in the EU and the EEA, including the GDPR. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The law is also developing rapidly and in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the used of standard contractual clauses. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subset to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers.
Relatedly, since the beginning of 2021, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
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
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our, reputation and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
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
We also are subject to other laws and regulations governing any international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, or, collectively, the Trade Control laws. In particular, we engaged a number of clinical trial sites in Russia in connection with our Phase 3 ENHANCE clinical program and, with the ongoing conflict between Russia and Ukraine, and resulting sanctions imposed by the United States and other governments, there is an increased risk that our ability to pay clinical sites or conduct clinical trials in Russia, may be impacted.
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
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, orphan designation may be granted by the European Commission after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax credits for qualified clinical testing and application fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same active ingredient for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication, during which time no similar medicinal product for the same indication may be placed on the market. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the orphan designation criteria, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or when the prevalence of the condition has increased above the orphan designation threshold.
We may seek orphan drug designation from the FDA and the European Commission (and comparable authorities) for ensifentrine for the treatment of CF. Even if we are able to obtain orphan designation for ensifentrine in the United States and/or the EU (and/or other foreign jurisdictions), we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing ensifentrine if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and/or the EU may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA and/or foreign regulatory authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity for ensifentrine, that exclusivity may not effectively protect ensifentrine from competition because different drugs with different active moieties can be approved for the same condition.
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
In addition, even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all.
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

We currently have limited commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement infrastructure. If we are unable to develop commercial capabilities and infrastructure, including sales, marketing, operations, distribution and reimbursement capabilities on our own or through collaborations, we may not be successful in commercializing ensifentrine.
We have limited sales, marketing, or operations, distribution or reimbursement capabilities and infrastructure and we have not previously marketed, sold or distributed pharmaceutical products. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize ensifentrine, is expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of ensifentrine. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of ensifentrine.
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and CROs, to conduct our pre-clinical studies and clinical trials and to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our CROs or if we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that upon a regulatory inspection of us or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP and similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing ensifentrine and its derived formulated products. Instead, we rely on and expect to continue to rely on third-party contract manufacturing organizations (“CMOs”), for the supply of cGMP- or GMP-grade clinical trial materials and commercial quantities of ensifentrine and its derived formulated products, if approved. While we may contract with other CMOs in the future, we currently have one CMO for the manufacture of ensifentrine drug substance and one CMO for each formulation of ensifentrine. The facilities used to manufacture ensifentrine and its derived formulated products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA, and by comparable foreign regulatory authorities for approvals outside the United States. While we provide sponsor oversight of manufacturing activities, we do not and will not directly control the manufacturing process of, and are or will be essentially dependent on, our CMOs for compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and its derived formulated products. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or a comparable foreign regulatory authority, it will not be able to secure or maintain regulatory approval for the manufacture of ensifentrine and its derived formulated products in its manufacturing facilities. In addition, we have little direct control over the ability of a CMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ensifentrine and its derived formulated products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for or market ensifentrine and its derived formulated products, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of ensifentrine and its derived formulated products or that obtained approvals could be revoked. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our suppliers, CMOs and other third parties for the manufacture, storage and distribution of ensifentrine and its derived formulated products means that we are subject to the risk that ensifentrine and its derived formulated products may have manufacturing defects that we have limited ability to prevent, detect or control.
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
We have registered trademarks in some territories and made applications to register the trademarks in other territories for potential trade names for our business and proposed drug products. We may not be able to obtain trademark protection for our trade names in territories that we consider of significant importance to us. If we register trademarks, our trademark applications may be rejected during trademark registration proceedings. Although we will be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world.
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
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information and personally identifiable information of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work. Further, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to damage, attack or interruption from computer viruses, malware (e.g ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Although to our knowledge we have not experienced any significant security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal data, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

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
As of December 31, 2022, our senior management, board of directors and greater than 5% shareholders and their respective affiliates, in the aggregate, owned approximately 32% of our outstanding voting ordinary shares (including ordinary shares represented by ADSs) assuming no exercise of outstanding options. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our ADSs and ordinary shares.
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
Holders of our ADSs are not be able to exercise voting rights attaching to the ordinary shares evidenced by our ADSs on an individual basis. Holders of our ADSs have appointed a depositary as their representative to exercise the voting rights attaching to the ordinary shares represented by their ADSs. Holders of our ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of our ADSs may not be able to exercise voting rights and may lack recourse if their ADSs are not voted as requested. In addition, holders of our ADSs will not be able to call a shareholders’ meeting.
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
Management will be required to assess the effectiveness of our internal controls annually. However, for as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements requiring us to incur the expense of remediation and could also result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Risks Related to Taxation
Changes in our tax rates, unavailability of certain tax credits or reliefs or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments for prior periods.
New income, sales use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to Section 174 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, or 15 years for expenditures attributable to research and development conducted outside the United States. If the requirement is not modified or deferred, it may materially reduce our cash flows.
We carry out research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result we benefit in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D Relief, which provides relief against U.K. Corporation Tax.
Broadly, SME R&D Relief comprises two elements, (a) allowing qualifying SMEs to deduct a total of 230% expected to reduce to 186% for expenditure incurred on or after April 1, 2023 of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 130% deduction (expected to reduce to 86% for expenditure incurred after April 1, 2023) plus the usual 100% deduction), or the SME R&D Additional Deduction and, (b) where there are not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D Additional Deduction, the excess (“surrenderable losses”) can be carried forward to offset against future taxable profits, or a tax credit currently equal to 14.5% (expected to reduce to 10% from April 1, 2023) of such surrenderable loss can be claimed in cash, or the SME R&D Tax Credit.
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
In the financial statements for the year ended December 31, 2021, we recorded an SME R&D Tax Credit of $15.6 million which was subsequently received in cash in the year ended December 31, 2022. For the year ended December 31, 2022, we recorded an SME R&D Tax Credit of $9.6 million, which we expect to receive in the year ending December 31, 2023.
Changes to the UK’s SME R&D Relief regime may adversely affect our financial condition. In particular, HM Treasury and HMRC launched a consultation in January 2023 entitled “R&D Tax Reliefs Review, Consultation on a single scheme” which seeks views on the possible merger of the SME R&D Relief scheme and the “RDEC” scheme applicable to “large” companies, the outcome of which is currently uncertain. If it is decided to merge the schemes, any new regime is expected to apply with effect from April 1, 2024.
If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. holders.
A non-U.S. company will be considered a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the average quarterly value of its assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are classified as a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends and (iii) the obligation to comply with certain reporting requirements. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our ordinary shares or ADSs who is a citizen or individual resident of the United States, a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (ii) has a valid election in effect to be treated as a United States person. No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.
If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our ordinary shares or ADSs, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns our ordinary shares or ADSs, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes a specified election once we cease to be a PFIC.
Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. However, no assurances regarding our PFIC status can be provided for any past taxable years, the taxable year ending December 31, 2022, or any future taxable years.

If a U.S. Holder is treated as owning at least 10% of our ordinary shares or ADSs, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. Holder (as defined above) is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” or “CFC” in our group, if any. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist our investors in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether such investor is treated as a United States shareholder with respect to any of such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.

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
Unstable market and economic conditions may have serous adverse consequences on our business and financial condition and the price of our ADSs. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United Kingdom or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our ADSs may be adversely affected.

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
As a U.S. public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to becoming a U.S. public company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on non-U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, once we are no longer a non-accelerated filer, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters is in leased office space at 3 More London Riverside, London, U.K. The leases on the offices expire in the first quarter of 2024. We also have office space at 8045 Arco Corporate Drive, Suite 130, Raleigh, North Carolina 27617, USA, which expires in the second quarter of 2024, and 33 Park of Commerce, Suite 300, Savanna, Georgia, 31405, which expires in the forth quarter of 2025. We believe that these facilities are adequate to meet our current and near term needs.

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
As of February 13, 2023, 99.9% of our voting ordinary shares are held in ADS form, between 7,869 registered holders. The 0.1% balance of our ordinary voting shares are held as unlisted voting ordinary shares. We also have 48,088,896 unlisted non-voting ordinary shares.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, small molecule and dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one compound.
During 2022, we reported positive top-line results from both of our Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials evaluating nebulized ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”). Ensifentrine met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, ensifentrine substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ensifentrine was well tolerated in both trials.
Based on the results from our ENHANCE program, we believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD, if approved. The totality of data from clinical trials, in particular top-line results from the ENHANCE program, support our belief. We plan to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2023 for inhaled ensifentrine for the maintenance treatment of COPD.

In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). Two additional formulations of ensifentrine have been evaluated in Phase 2 studies for the treatment of COPD: dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”). Ensifentrine has shown positive Phase 2 data in COPD trials when delivered by each of these formulations.
If approved, we intend to commercialize ensifentrine for the maintenance treatment of COPD in the United States (“US”). Although we believe ensifentrine will not be regulated as a drug device combination, patients use a readily available standard jet nebulizer to take ensifentrine. Outside the US, we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered a strategic collaboration with Nuance Pharma Limited (“Nuance Pharma”), a Shanghai-based specialty pharmaceutical company, to develop and commercialize ensifentrine in Greater China.
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $333.1 million as of December 31, 2022. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate significant expenses in connection with our ongoing activities, as we:
•build out commercial infrastructure and prepare for potential commercial launch;
•continue to invest in the clinical development of ensifentrine for the treatment of COPD or other indications;
•manufacture ensifentrine and engage in other Chemistry, Manufacturing and Controls activities; and
•maintain, expand and protect our intellectual property portfolio
We believe that our cash and cash equivalents as of December 31, 2022, expected cash receipts from the UK tax credit program and funding expected to become available under the $150.0 million debt financing facility secured in October 2022, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025 including the planned commercial launch of ensifentrine in the US, if approved. The advances under the $150.0 million debt financing facility are contingent upon the achievement of certain clinical and regulatory milestones and other specified conditions. See “Indebtedness” for additional information.
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
In March 2022 we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
•    we agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by us or a sub-licensee, which amount is payable in cash or, at the our discretion, by the issuance of Company equity of equivalent value, as determined based on the volume-weighted average price of the our American Depositary Shares on the Nasdaq Global Market over the ten (10) trading days including and prior to such milestone event;

•    the Ligand Agreement shall expire on March 24, 2042 unless terminated earlier by either party in accordance with its terms;
•    upon termination of the Ligand Agreement, any Sub-licensee (as defined in the Amendment) shall have the right to enter into a direct license agreement with Ligand for the portion of the Program IP (as defined in the Amendment) that was sub-licensed by such Sub-licensee;
•    the Milestone Payment may be paid in cash or, at our discretion, by issuing to Ligand shares in the Company of equivalent value; and
•    each party’s right to terminate the Ligand Agreement is conditioned upon such party obtaining a final judgment of the English High Court declaring that the other party is in material breach of its obligations under the Ligand Agreement.
For the year ended December 31, 2022 we paid the $2.0 million to Ligand and accounted for the $2.0 million payment at execution as selling, general and administrative expense in the consolidated statements of operations as the payment is related to a contract modification.
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
As of December 31, 2022, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity interest on the Consolidated Balance Sheet, included elsewhere in this Annual Report on Form 10-K. The Equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company will evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2022.
Nuance Pharma will be responsible for all costs related to clinical development and commercialization of ensifentrine in Greater China. In August 2022, Nuance Pharma, received clearance from China’s Center for Drug Evaluation to begin Phase 1 and Phase 3 studies with ensifentrine for COPD in mainland China. A joint steering committee has been established between us and Nuance Pharma to oversee and coordinate the overall conduct of such clinical development and commercialization. We intend to use the joint steering committee to help ensure the clinical development of ensifentrine in Greater China aligns with our overall global development and commercialization strategy.
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
We have determined that the license and the know how shared with Nuance Pharma constitutes functional intellectual property and that revenue relating to this should be recognized at a point in time. Consequently, we have determined that we fulfilled our obligations to Nuance Pharma when we delivered the know how that will allow Nuance Pharma to file an investigational new drug application in Greater China. We delivered this know how in the year ended December 31, 2021, and, as such, recorded the $40.0 million as revenue in the year then ended.
On the Effective Date, $4.0 million of costs of obtaining the contract were recorded as a contract asset. In the year ended December 31, 2021, the entire cost was recognized as Selling, General and Administrative expense in the Consolidated Statement of Operations, in line with recognition of the revenue relating to the contract.
On April 13, 2022, we entered into an Agreement for the Manufacture and Supply of ensifentrine (“Nuance Supply Agreement”) with Nuance Pharma. We determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. We have determined we are acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, the Company will recognize the associated revenue on a gross basis. As of December 31, 2022, we have recognized $0.5 million in relation to the clinical supply of ensifentrine to Nuance Pharma.
For additional information regarding the Nuance Agreement, see Note 8 to our consolidated financial statements and related notes included elsewhere in this Annual Report.
Warrants
On July 29, 2016, as part of a private placement we issued warrants to investors. The warrant holders could subscribe for an ordinary share at a per share exercise price of £1.7238. They could also opt for a cashless exercise of their warrants whereby they could choose to exchange the warrants held for a reduced number of warrants exercisable at nil consideration.
If, after a transaction, should the warrants have been exercisable for unlisted securities, the warrant holders were able to demand a cash payment instead of the delivery of the underlying securities. Accordingly, they were accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity” and recorded at fair value using the Black-Scholes valuation methodology, on recognition and at each reporting date. The warrants expired May 2, 2022.
Term loans
In November 2020, we and Verona Pharma Inc. entered into a term loan facility of up to $30.0 million with Silicon Valley Bank (the “Term Loan”). On October 14, 2022, we and Verona Pharma, Inc. entered into a term loan (the “Oxford Term Loan”) of up to $150.0 million with Oxford Finance Luxembourg which replaced the Company’s existing Term Loan. See “Indebtedness” for additional information.
Critical accounting estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Revenue
To date, we have not generated revenue from the sale of any products. All revenue to date has been derived from the receipt of up-front proceeds and supply of ensifentrine under the Nuance Agreement.
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
Selling, general and administrative costs
Selling, general and administrative costs consist of salary and personnel related costs, including share based expense, expenses relating to operating as a public company, including professional fees, insurance, and commercial related costs, as well as other operating expenses.
We expect commercial costs to increase as we continue to develop our commercial operations, prepare for a potential launch, and, in the event of successful regulatory approval, incur sales force, marketing and other launch related costs. As we develop our knowledge of the market and refine our commercialization plans, expected costs may vary significantly from our current expectations.
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, the U.K. research and development tax credits and other non-operating income and loss items.
We participate in the U.K. Small and Medium Enterprises R&D tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2022 financial year are expected to be received in the 2023 financial year.
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

Results of operations for the years ended December 31, 2022 and 2021
The following table shows our statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Variance
Revenue	$458	$40,000	$(39,542)
Cost of sales	(346)	—	(346)
Gross profit	112	40,000	(39,888)
Operating expenses:
Research and development	49,283	79,406	(30,123)
Selling, general and administrative	26,579	33,907	(7,328)
Total operating expenses	75,862	113,313	(37,451)
Operating loss	(75,750)	(73,313)	(2,437)
Other income/(expense):
Research and development tax credit	9,634	15,630	(5,996)
Loss on extinguishment of debt	(815)	—	(815)
Interest income	2,821	14	2,807
Interest expense	(521)	(340)	(181)
Fair value movement on warrants	—	2,246	(2,246)
Foreign exchange (loss)/gain	(3,817)	176	(3,993)
Total other income, net	7,302	17,726	(10,424)
Loss before income taxes	(68,448)	(55,587)	(12,861)
Income tax (expense)/income	(253)	18	(271)
Net loss	$(68,701)	$(55,569)	$(13,132)
Revenue
Revenue was $0.5 million for the year ended December 31, 2022 compared to $40.0 million for the year ended December 31, 2021 a decrease of $39.5 million. The decrease is due to different revenue streams in each year with 2022 revenue related to sales of clinical supply materials to Nuance Pharma and 2021 revenue related to upfront consideration received under the Nuance Agreement.
Cost of sales
Cost of sales of $0.3 million for the year ended December 31, 2022 related to the manufacture of the clinical supply materials sold to Nuance Pharma.
Research and development costs
Research and development costs were $49.3 million for the year ended December 31, 2022, compared to $79.4 million for the year ended December 31, 2021, a decrease of $30.1 million. This decrease was primarily due to a reduction in clinical trial and other development costs of $27.9 million as we were nearing completion of the ENHANCE studies at the end of 2022 and a $4.2 million decrease in share-based compensation charges.
Selling, general and administrative costs
Selling, general and administrative costs were $26.6 million for the year ended December 31, 2022 compared to $33.9 million for the year ended December 31, 2021, a decrease of $7.3 million. This decrease was driven primarily by a $7.1 million decrease in share-based compensation charges.

Other income / (expense)
The R&D tax credit for the year ended December 31, 2022 was $9.6 million compared to a credit of $15.6 million for the year ended December 31, 2021, a decrease of $6.0 million. This decrease is attributable to our lower qualifying expenditure on research and development in 2022 compared to 2021.
The foreign exchange loss of $3.8 million in 2022 and gain of $0.2 million in 2021 relate to the foreign exchange movements on the cash held in pound sterling and our research and development tax credit, which is a receivable in pound sterling. In 2022, the pound sterling weakened against the U.S. dollar causing the loss.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Variance
Cash and cash equivalents at beginning of the year	$148,380	$187,986	$(39,606)
Net cash used in operating activities	(59,862)	(33,254)	(26,608)
Net cash used in investing activities	(29)	(12)	(17)
Net cash provided by/(used in) financing activities	140,818	(6,117)	146,935
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(223)	(1,257)
Cash and cash equivalents at end of the year	$227,827	$148,380	$79,447
Operating activities
Operating activities used $59.9 million of cash during the year ended December 31, 2022, primarily for clinical development costs related to the ENHANCE program, employee related expenses and a decrease in payables and accruals. Operating cash flows also included office operational expenses, recruiting and legal fees.
Operating activities used $33.3 million of cash during the year ended December 31, 2021, primarily for clinical development costs related to the ENHANCE program, employee related expenses, $4.0 million commission paid to a financial advisor partially offset by the receipt of a $25.0 million net upfront payment related to our Nuance Agreement and an increase in payables and accruals. Operating cash flows also included office operational expenses, recruiting and legal fees.
Financing activities
For the year ended December 31, 2022, financing activities provided $140.8 million of net cash, related to $140.2 million net from a public offering, $3.9 million net from a new debt agreement with Oxford finance and termination of the SVB loan, $1.4 million of proceeds from share options offset by $4.7 million payments of withholding taxes from share-based awards.
For the year ended December 31, 2021, financing activities used $6.1 million of net cash, related to $6.8 million payments of withholding taxes from share-based awards offset by $0.7 million of proceeds from the ATM sales agreement.
Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under the term loan facilities and from upfront payments received under the Nuance Agreement. See “Significant Agreements” and “Indebtedness” for additional information.
We have incurred recurring losses since inception, including net losses of $68.7 million, and $55.6 million for the years ended December 31, 2022, and 2021, respectively. In addition, as of December 31, 2022, we had an accumulated deficit of $333.1 million. We expect to continue to generate operating losses for the foreseeable future.
August 2022 follow-on equity offering
In August 2022, we completed an upsized public offering of 14,260,000 ADSs, each representing eight of our ordinary shares, nominal value £0.05 per share, at a price to the public of $10.50 per ADS, which includes the exercise in full by the underwriters of their option to purchase an additional 1,860,000 ADSs. The aggregate net proceeds from the offering were $140.2 million after deducting underwriting discounts and offering expenses.
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
During the year ended December 31, 2021, we sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of $0.7 million after deducting issuance costs. As of December 31, 2021, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
During the year ended December 31, 2022, we sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of $0.1 million after deducting issuance costs. As of December 31, 2022, $99.2 million of ordinary shares, in the form of ADSs, remained available for sale under the ATM Program.
Additionally, between January 1, 2023 and March 3, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the ATM Program, at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of $56.9 million after deducting issuance costs. As of March 3, 2023, there remained $40.6 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Oxford Term Loan.
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
On October 14, 2022 (the “Effective Date”), we and Verona Pharma, Inc. (“Verona U.S.” and together with us, the “Borrowers”) entered into the Debt Facility with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million to be funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million, which are available as described below and subject to terms of the loan and security agreement (“Loan Agreement”). The proceeds from the Oxford Term Loan will be used for general corporate and working capital purposes, and a portion of the proceeds of the Oxford Term A Loan has been used to repay in full the existing outstanding indebtedness owed to SVB as discussed in Note 7 – Term Loan. The Oxford Term Loan has a maturity date of October 1, 2027.
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
Funding requirements
We believe that our cash and cash equivalents as of December 31, 2022, together with, expected cash receipts from U.K. tax credits and additional funding expected to become available under the Oxford Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions.
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

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm because we are a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
The remaining information required by this item will be included in our definitive proxy statement for the 2023 Annual General Meeting of Stockholders and is incorporated herein by reference to such proxy statement.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2023 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2023 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2023 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2023 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements and the Report of Independent Registered Accounting Firm are filed as part of this Annual Report:
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report.

			Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed / Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
4.1	Deposit Agreement	20-F	001-38067	2.1	2/27/2018
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-38067	2.2	2/27/2018
4.3	Form of Warrant issued to each of the investors named in Schedule A thereto	F-1	333-217124	4.3	4/3/2017
4.4	Warrant Instrument issued to NPlus1 Singer LLP	F-1	333-217124	4.4	4/3/2017
4.5	Description of Securities	10-K	001-38067	4.5	2/25/2021	*
10.1	Registration Rights Agreement, dated July 29, 2016, by and among Verona Pharma plc and the investors set forth therein	F-1	333-217124	10.1	4/3/2017
10.2	Registration Rights Agreement, dated July 16, 2020, by and among Verona Pharma plc and the investors set forth therein	6-K	001-38067	2	7/22/2020
10.3.1†	Intellectual Property Assignment and Licence Agreement between Vernalis Development Limited and Rhinopharma Limited, as predecessor to Verona Pharma plc, dated February 7, 2005	F-1	333-217124	10.2	4/3/2017
10.3.2	Amendment Agreement by and between Verona Pharma plc and Ligand UK Development Limited dated March 23, 2022	8-K	001-38067	10.1	3/30/2022
10.4.3	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#1	20-F	001-38067	4.3.3	2/27/2020
10.4.4	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#2	20-F	001-38067	4.3.4	2/27/2020
10.4.5	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (UK) Limited dated September 16, 2017#3	20-F	001-38067	4.3.5	2/27/2020
10.4.6	Renewal Agreement to Lease by and between the Verona Pharma Inc. and Regus Management Group LLC dated July 16, 2019	20-F	001-38067	4.3.6	2/27/2020
10.4.7	Renewal Agreement to Lease by and between the Verona Pharma Plc. and Regus Management (UK) Limited dated November 9, 2021	10-K	001-38067	10.4.7	3/7/2022	*
10.4.8	Renewal Agreement to Lease by and between the Verona Pharma Plc. and Regus Management (UK) Limited dated December 7, 2021	10-K	001-38067	10.4.8	3/7/2022	*
10.4.9	Agreement to Lease by and between the Verona Pharma Inc. and Brier Creek Office #4, LLC dated March 6, 2020	10-K	001-38067	10.4.9	3/7/2022	*
10.5#	EMI Option Scheme	F-1	333-217124	10.4	4/3/2017
10.6#	Unapproved Share Option Scheme, as amended	F-1	333-217124	10.5	4/3/2017
10.7#	2017 Incentive Award Plan and forms of award agreements thereunder	S-8	333-237926	99.1	4/30/2020
10.8#	Employment Agreement, dated January 28, 2020, between Verona Pharma Inc. and David Zaccardelli, Pharm. D.	20-F	001-38067	4.7	2/27/2020
10.9#	Employment Agreement, dated December 21, 2019, between Verona Pharma plc and Kathleen Rickard	20-F	001-38067	4.8	3/19/2019
10.11#	Employment Agreement, dated October 1, 2016, between Verona Pharma plc and Claire Poll	F-1	333-217124	10.9	4/3/2017
10.12#	Employment Agreement, dated February 1, 2020, between Verona Pharma Inc. and Mark Hahn	F-1	333-247928	10.12	8/17/2020
10.13#	Form of Indemnification Agreement for board members	F-1/A	333-217124	10.11.1	4/18/2017
10.14#	Form of Indemnification Agreement for executive officers	F-1/A	333-217124	10.11.2	4/18/2017
10.15#	Employee Change in Control Severance Benefit Plan	8-K	001-39067	10.1	8/11/2021
10.16	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, OrbiMed Private Investments VI, LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.12	4/3/2017
10.17	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Abingworth Bioventures VI LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.13	4/3/2017
10.18	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	F-1	333-217124	10.14	4/3/2017
10.19	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among the Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	6-K	001-38067	1	7/22/2020
10.20	Loan and Security Agreement, dated as of November 19, 2020, by and among Silicon Valley Bank, Verona Pharma plc and Verona Pharma, Inc.	6-K	001-38067	1.1	11/24/2020
10.21#	Form of Non-Executive Director letter of appointment	10-K	001-38067	10.2	2/25/2021	*
10.22†	Collaboration and License Agreement, effective as of June 9, 2021, by and between Verona Pharma plc, Nuance Pharma Limited and Nuance (Shanghai) Pharma Co Ltd	10-Q	001-38067	10.1	8/5/2021
21.1	List of Subsidiaries of Verona Pharma plc					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: March 7, 2023	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ David Zaccardelli	President and Chief Executive Officer (principal executive officer)	March 7, 2023
David Zaccardelli, Pharm. D.

/s/ Mark W. Hahn	Chief Financial Officer (principal financial and accounting officer)	March 7, 2023
Mark W. Hahn

/s/ David Ebsworth, Ph.D.	Chairperson of the Board of Directors	March 7, 2023
David Ebsworth, Ph.D.

/s/ James Brady	Director	March 7, 2023
James Brady

/s/ Ken Cunningham, M.D.	Director	March 7, 2023
Ken Cunningham, M.D.

/s/ Lisa Deschamps	Director	March 7, 2023
Lisa Deschamps

/s/ Martin Edwards, M.D.	Director	March 7, 2023
Martin Edwards, M.D.

/s/ Rishi Gupta	Director	March 7, 2023
Rishi Gupta

/s/ Mahendra Shah, Ph.D.	Director	March 7, 2023
Mahendra Shah, Ph.D.

/s/ Vikas Sinha	Director	March 7, 2023
Vikas Sinha

/s/ Anders Ullman, M.D., Ph.D.	Director	March 7, 2023
Anders Ullman, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Verona Pharma plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Verona Pharma plc and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Recognition of Research and Development Expenditures Related to Clinical Trial Costs
As described in Note 2 to the consolidated financial statements, the company carries out research and development activities including contracts with clinical research organizations and contract manufacturers. Research and Development expenditure for the year ended December 31, 2022 was $49,283 thousand, of which a significant portion is made up of research and development costs from contracts with clinical research organizations and contract manufacturers. Management estimates expenses resulting from obligations under contracts with vendors and consultants and clinical site agreements by matching expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trials and other development activities which requires management to apply judgment in developing assumptions related to patient progression and the timing of various aspects of the trial.
The principal considerations for our determination that performing procedures relating to recognition of research and development expenditures related to clinical trial costs is a critical audit matter are the judgment required by management in estimating the cost based upon the progress of clinical trial activities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence of assumptions related to patient progression and the timing of various aspects of the trial.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing estimated expenses related to clinical trial activities; (ii) evaluating the appropriateness of the method used by management to develop the estimates; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of significant assumptions related to patient progression and the timing of various aspects of the trial. Evaluating management’s assumptions involved considering the associated clinical trial timelines, patient progression, invoicing to date, and the provisions of the related contracts.

/s/ PricewaterhouseCoopers LLP
Reading, United Kingdom
March 7, 2023

We have served as the Company's auditor since 2015.

Verona Pharma plc
Consolidated Balance Sheets
(in thousands, except share amounts, per share amounts and par value of shares)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$227,827	$148,380
Prepaid expenses	2,499	4,037
Tax incentive receivables	9,282	15,583
Other current assets	3,388	2,063
Total current assets	242,996	170,063

Non-current assets:
Furniture and equipment, net	73	80
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	854	899
Total non-current assets:	16,472	16,524
Total assets	$259,468	$186,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,910	$10,044
Accrued expenses	13,752	22,256
Current operating lease liabilities	675	648
Taxes payable	283	147
Other current liabilities	1,409	327
Total current liabilities	19,029	33,422

Non-current liabilities:
Term loan	9,768	4,874
Non-current operating lease liabilities	205	286
Total non-current liabilities	9,973	5,160
Total liabilities	29,002	38,582

Commitments and contingencies

Shareholders' equity
Ordinary £0.05 par value shares: 631,338,246 and 489,177,550 issued, and 606,301,054 and 480,082,966 outstanding, at December 31, 2022 and 2021, respectively	40,526	31,855
Additional paid-in capital	529,187	385,070
Ordinary shares held in treasury	(1,549)	(603)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(333,097)	(263,716)
Total shareholders' equity	230,466	148,005
Total liabilities and shareholders' equity	$259,468	$186,587
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2022	2021
Revenue	$458	$40,000
Cost of sales	(346)	—
Gross profit	112	40,000
Operating expenses:
Research and development	49,283	79,406
Selling, general and administrative	26,579	33,907
Total operating expenses	75,862	113,313
Operating loss	(75,750)	(73,313)
Other income/(expense):
Research and development tax credit	9,634	15,630
Loss on extinguishment of debt	(815)	—
Interest income	2,821	14
Interest expense	(521)	(340)
Fair value movement on warrants	—	2,246
Foreign exchange (loss)/gain	(3,817)	176
Total other income, net	7,302	17,726
Loss before income taxes	(68,448)	(55,587)
Income tax (expense)/income	(253)	18
Net loss	$(68,701)	$(55,569)
Loss per ordinary share — basic and diluted	$(0.13)	$(0.12)
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Shareholders’ Equity
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2021	488,304,446	$31,794	$366,411	$(1,700)	$(4,601)	$(207,050)	$184,854
Net loss	—	—	—	—	—	(55,569)	(55,569)
Issuance of common shares under at-the-market sales agreement	873,104	61	672	—	—	—	733
Restricted share units vested	—	—	—	1,097	—	(1,097)	—
Share-based compensation	—	—	25,425	—	—	—	25,425
Common shares withheld for taxes on vested stock awards	—	—	(6,850)	—	—	—	(6,850)
Equity settled share-based compensation reclassified as cash-settled	—	—	(588)	—	—	—	(588)
Balance at December 31, 2021	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(68,701)	(68,701)
Issuance of ordinary shares, net of issuance costs	114,080,000	6,918	133,279	—	—	—	140,197
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Issuance of ordinary shares to treasury	28,000,000	1,748	—	(1,748)	—	—	—
Restricted share units vested	—	—	—	680	—	(680)	—
Share options exercised	—	—	1,250	122	—	—	1,372
Share-based compensation	—	—	14,121	—	—	—	14,121
Common shares withheld for taxes on vested stock awards	—	—	(4,723)	—	—	—	(4,723)
Equity settled share-based compensation reclassified as cash-settled	—	—	128	—	—	—	128
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021
Operating activities:
Net loss:	$(68,701)	$(55,569)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss/(gain)	3,817	(176)
Amortization of debt issue costs	80	114
Accretion of redemption premium on debt	108	125
Loss on extinguishment of debt	815	—
Fair value movement on warrants	—	(2,246)
Share-based compensation	14,121	25,425
Depreciation and amortization	636	629
Equity interest recognized as revenue	—	(15,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,538	501
Tax incentive receivables	3,964	(6,924)
Other current assets	(1,325)	(343)
Right-of-use assets	—	(440)
Accounts payable	(7,146)	9,866
Accrued expenses	(8,504)	11,389
Operating lease liabilities	(597)	(373)
Taxes payable	136	147
Other current liabilities	1,196	(379)
Net cash used in operating activities	(59,862)	(33,254)
Cash flows from investing activities:
Purchases of furniture and equipment	(29)	(12)
Net cash used in investing activities	(29)	(12)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	149,797	733
Payment of offering costs in connection with the issuance of ordinary shares	(9,533)	—
Proceeds from issuance of Oxford Term Loan	10,000	—
Oxford Term Loan issuance costs	(245)	—
Repayment of SVB Term Loan	(5,000)	—
SVB Term Loan repayment costs	(850)	—
Payments of withholding taxes from share-based awards	(4,723)	(6,850)
Proceeds from exercise of share options	1,372	—
Net cash provided by/(used in) financing activities	140,818	(6,117)
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(223)
Net change in cash and cash equivalents	79,447	(39,606)
Cash and cash equivalents at beginning of the year	148,380	187,986
Cash and cash equivalents at end of the year	$227,827	$148,380
Supplemental disclosure of cash flow information:
Income taxes paid	$120	$1
Interest paid	$348	$215
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
Liquidity
The Company has incurred recurring losses and negative cashflows from operations since inception, and has an accumulated deficit of $333.1 million as of December 31, 2022. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of December 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
In August 2022, the Company completed an upsized public offering of 14,260,000 ADSs, each representing eight ordinary shares of the Company, nominal value £0.05 per share, at a price to the public of $10.50 per ADS, which includes the exercise in full by the underwriters of their option to purchase an additional 1,860,000 ADSs. The aggregate net proceeds from the offering were $140.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable.
In October 2022, the Company entered into a term loan of up to $150.0 million (the “Oxford Term Loan”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”). This Oxford Term Loan replaced the Company’s existing $30.0 million facility with Silicon Valley Bank. See Note 7 for further details.
In March, 2021, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may issue and sell its ordinary shares in the form of ADSs, with an aggregate offering price of up to $100.0 million.
During the year ended December 31, 2021, the Company sold 873,104 ordinary shares (equivalent to 109,138 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.91 per ADS), raising aggregate net proceeds of $0.7 million after deducting issuance costs. As of December 31, 2021, there remained $99.3 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
During the year ended December 31, 2022, the Company sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under the ATM Program, at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of $0.1 million after deducting issuance costs. As of December 31, 2022, there remained $99.2 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
Additionally, between January 1, 2023 and March 3, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the ATM Program, at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of $56.9 million after deducting issuance costs. As of March 3, 2023, there remained $40.6 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
The Company’s commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available within the next year, if ever. Additionally, we may enter into out-licensing transactions from time to time but there can be no assurance that the company can secure such transactions in the future. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives including to further advance clinical and regulatory activities, to fund prelaunch and launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine. Any such additional funding will need to be obtained through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 2 - Basis of Presentation and Summary of Significant Accounting policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of Verona Pharma plc and its wholly-owned subsidiaries Verona Pharma, Inc. and Rhinopharma through to its dissolution in June 2021. All inter-company balances and transactions have been eliminated.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the following accounting policies have been consistently applied.
At the end of the second quarter of 2020, the Company determined that it no longer qualified as a Foreign Private Issuer under SEC rules. As a result, beginning January 1, 2021, the Company was required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The transition to U.S. GAAP was made retrospectively for all periods from the Company’s inception.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.
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
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original maturities of ninety days or less at acquisition to be cash equivalents. Cash and cash equivalents includes deposits held at call with banks, and in money market funds investing in U.S. and U.K. government debt and liquid securities from highly rated institutions.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
Goodwill
Goodwill consists of goodwill related to the acquisition of Rhinopharma. Goodwill is not amortized but periodically tested for impairment.
Impairment of long-lived assets
The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable.
Revenue recognition
The Company’s revenue consists of revenue from the Company’s strategic agreements for the development and commercialization of ensifentrine. The terms of the agreements typically include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under agreements within the scope of ASC Topic 606, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.
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
At the inception of the arrangement, the Company evaluates whether the development milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. Research and development expenses include salaries, share-based compensation and benefits of employees, and other costs related to the Company’s R&D activities, including contracts with clinical research organizations and contract manufacturers. The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trials and other development activities. Judgment is applied in determining assumptions related to patient progression and the timing of various aspects of the trial used to measure progress. The Company determines prepaid and accrual estimates through discussions with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its

Verona Pharma plc
Notes to Consolidated Financial Statements
rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of study recruitment from contract research organizations and activities carried out by other third-party vendors as well as the timely processing of any change orders from the contract research organizations.
Share-based compensation
The Company has a share-based compensation plan under which various types of equity-based awards may be granted, including stock options and restricted stock units (RSUs). The fair value of share options and RSUs, which are subject to milestone or service conditions with graded vesting, are recognized as compensation expense on a straight-line basis using the graded-vesting method; forfeitures are recognized as they occur.
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
Details of the assumptions used are set out in Note 9 to the consolidated financial statements.

Verona Pharma plc
Notes to Consolidated Financial Statements
Other income - United Kingdom R&D tax credits
Other income relates to R&D tax credits receivable in the UK. As a company that carries out extensive research and development activities, Verona is subject to the UK R&D Small and Medium Enterprise (“SME”) Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which it does not receive income.
Tax credits related to the SME Program are received as cash and are recorded as other income, as they are akin to grant income, in the consolidated statements of operations and comprehensive loss.
Income taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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
Foreign Currencies
Reporting and functional currencies
The consolidated financial statements are reported in U.S. dollars, which is also the functional currency of our subsidiary. Transactions in foreign currencies are remeasured into our functional currency at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are remeasured into our functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange loss in our consolidated statements of operations.

Verona Pharma plc
Notes to Consolidated Financial Statements
Treasury shares
In the year ended December 31, 2020, the Company incorporated a trust to facilitate the acquisition of shares, by or for the benefit of employees and former employees. In the year ended December 31, 2022, the Company issued 28.0 million ordinary shares (equivalent to 3.5 million ADSs) to cover expected shares issued upon the vesting of share awards to employees. The Company issued no ordinary shares in the year ended December 31, 2021.
The Company has the indirect ability to control the trust as trustees are required to act in accordance with the trust deed and because the Company controls the issuance of shares to cover awards. As a consequence, the trust is consolidated into the Company’s consolidated financial statements. The shares that were issued to the trust that have not been issued to employees to satisfy vesting of share awards are included in the Consolidated Balance Sheets as treasury shares.
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
Operating leases are included in Right-of-use assets and in Current and non-current operating lease liabilities on the Company's Consolidated Balance Sheets.

Verona Pharma plc
Notes to Consolidated Financial Statements
Recently issued accounting pronouncements, not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology.
Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. Under the current SEC definitions, we meet the definition of an SRC as of the ASU 2019-10 issuance date and are deferring adoption for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
Note 3 - Prepaid expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical trial and other development costs	$38	$2,169
Insurance	2,027	1,555
Other	434	313
Total prepaid expenses	$2,499	$4,037

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 4 - Property leases
The right-of-use assets (“ROU”) relate to rented office space in London, North Carolina and Georgia with leases ending in 2023, 2024 and 2025, respectively.
In the year ended December 31, 2022, the Company entered into a lease arrangement in Georgia for office space and extended its existing London lease and recognized lease liability and corresponding ROU asset of $0.7 million.
In the year ended December 31, 2021, the Company extended its existing London lease. As a consequence it modified its accounting for the lease and recorded $0.6 million lease liability and corresponding ROU asset.
To calculate lease liabilities the Company used a weighted average discount rate of 4% and 8% for the years ended December 31, 2022 and December 31, 2021, respectively. The weighted average remaining lease term as of December 31, 2022 and December 31, 2021 was 1.5 and 1.8 years, respectively.
Minimum annual payments over the remaining lease periods as of December 31, 2022 are as follows (in thousands):

2023	$675
2024	215
2025	17
Total minimum future lease payments	$907
Less: imputed interest	(27)
Total operating lease liabilities	$880
The total operating lease expense included in selling, general and administrative costs was $0.6 million.
Note 5 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical trial and other development costs	$12,314	$21,336
Professional fees, listing and general corporate costs	1,364	919
People related costs	74	1
Total accrued expenses	$13,752	$22,256

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 6 - Warrants
On May 2, 2022 all remaining warrants expired. No warrants were exercised or forfeited in the years ended December 31, 2022 and 2021.
In 2016, the Company issued 31,115,926 units to new and existing investors at the placing price of £1.4365 per unit. Each unit comprised one ordinary share and one warrant. The warrant holders could subscribe for 0.4 of an ordinary share at a per share exercise price of £1.7238 until May 2, 2022. The warrant holders could opt for a cashless exercise of their warrants, whereby the warrant holders could choose to exchange the warrants held for a reduced number of warrants exercisable at nil consideration. The reduced number of warrants was calculated based on a formula considering the share price and the exercise price of the warrants.
If, after a transaction, should the warrants be exercisable for unlisted securities, the warrant holders were able to demand a cash payment instead of the delivery of the underlying securities. Accordingly, the warrants were accounted for as a liability under ASC 480 “Distinguishing Liabilities from Equity”. The warrants were measured at fair value, classified as Level 3 in the fair value hierarchy, with movements recorded in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Loss.
At December 31, 2021, 31,003,155 warrants remained outstanding and entitled the investors to subscribe for, in aggregate, a maximum of 12,401,262 ordinary shares.
The warrants had no intrinsic value as at December 31, 2021.
There have been no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2022 and 2021. There has been no change in fair value between December 31, 2021, and May 2, 2022 (expiration). The warrants were valued using the Black-Scholes model and the table below presents the assumptions used:

December 31,
2021
Exercise price in pounds sterling	£1.7238
Risk-free interest rate	0.07%
Expected term to exercise	0.33
Annualized volatility	51.6%
Dividend rate	—%
Calculated value of the warrants, in thousands of U.S. dollars	$—
The following table shows the movement of the value of the warrants (in thousands):

December 31,
2021
At January 1	$2,246
Fair value adjustment	(2,246)
At December 31	$—

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 7 - Term loan
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “SVB Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions.
The SVB Term Loan was categorized within Level 3 of the fair value hierarchy and the carrying amount of the debt approximated its fair value based on prevailing interest rates as of December 31, 2021.
On October 14, 2022 (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million, which are available as described below and subject to terms of the Loan Agreement. The proceeds from the Oxford Term Loan will be used for general corporate and working capital purposes, and a portion of the proceeds of the Oxford Term A Loan have been used to repay in full the existing outstanding indebtedness owed to SVB.
The four additional term loan advances under the Oxford Term Loan consist of: a $10.0 million term loan advance (the “Oxford Term B Loan”) which is available at the option of the Company from the Effective Date up to and including March 31, 2023; a $20.0 million term loan advance (the “Oxford Term C Loan”) available during the period commencing on the later of January 1, 2024 and the date on which the Company receives positive ENHANCE-1 data in the Phase 3 clinical trial for ensifentrine sufficient to support the submission of a New Drug Application (“NDA”) with the United States Food and Drug Administration (the “FDA”) for ensifentrine through and including March 29, 2024; a $60.0 million term loan advance (the “Oxford Term D Loan”) available during the period commencing on the later of October 1, 2024 and the date on which the Company receives final approval from the FDA for the Company’s NDA for ensifentrine up to and including December 31, 2024; and a $50.0 million term loan advance (the “Oxford Term E Loan”) available during the interest-only period at the Company’s request and at Oxford’s sole discretion.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
The Company accounted for the $2.0 million payment at execution of the Amendment as selling, general and administrative expense in the consolidated statements of operations as the payment is related to a contract modification.
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
As of December 31, 2022, the $25.0 million cash payment and $15.0 million equity interest had been received and the holding in Nuance Biotech was recorded as Equity interest on the Consolidated Balance Sheet. The Equity

Verona Pharma plc
Notes to Consolidated Financial Statements
interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company will evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2022.
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
The performance obligations in the Nuance Agreement include the grant of the license (including the right to commercialize ensifentrine until the end of the term, the sharing of certain know how, and the sharing of certain clinical and regulatory data), and manufacture and supply of ensifentrine drug product. The Company has determined that the manufacturing and supply was not at a discount.
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
On April 13, 2022, the Company formalized the Agreement for the Manufacture and Supply of ensifentrine (“Nuance Supply Agreement”) with Nuance Pharma. The Company determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. The Company has determined it is acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, the Company will recognize the associated revenue on a gross basis. As of December 31, 2022, the Company has recognized $0.5 million in relation to the clinical supply of ensifentrine to Nuance Pharma.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 9 - Share-based compensation
The Company operates various share based incentive plans for its staff and issues ordinary shares or ADSs when share-based awards are exercised.
The Company records share-based compensation expense related to share options and RSUs granted to employees and directors. The expense is included in research and development and selling, general and administrative costs, based on the nature of individual employees’ functions, and represents the relevant year's allocation of the expense. The costs of share-based compensation to employees are recognized in the consolidated statements of operations and comprehensive loss, together with a corresponding increase in equity over the vesting period.
Options are issued with an exercise price of the closing market price on the day before the grant and generally vest over a period of one to four years and the contractual life of all options is ten years.
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	December 31,
	2022	2021
Research and development	$5,420	$9,654
Selling, general and administrative	8,701	15,771
Total share-based compensation	$14,121	$25,425
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
No further awards have been granted under either plan since the 2017 Incentive Plan was adopted, and no further awards will be granted under them.
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
The following table shows share option activity and includes the options outstanding from all three plans :

	Number of share options	Weighted average exercise price (1)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2021	13,125,672	$1.41	7.3
Granted	1,696,000	0.72
Forfeited	(2,126,472)	1.06
Outstanding at December 31, 2021	12,695,200	$1.38	6.5	$950
Granted	9,024,000	0.90
Forfeited	(620,016)	1.04
Exercised	(1,822,688)	0.75
Outstanding at December 31, 2022	19,276,496	$1.22	7.2	$39,412
Exercisable at December 31, 2022	10,382,256	$1.48	5.4	$18,543

(1) The exercise prices relate to the equivalent price for an ordinary share, calculated as one eighth of the ADS price.
The following summarizes the aggregate intrinsic value and cash receipts related to stock option exercise activity for the years ended December 31:

($ in thousands)	2022	2021
Aggregate intrinsic value of stock options exercised	$2,413	$—
Cash receipts from stock options exercised	1,372	—
Determining the fair value of share options and RSUs
The total fair values of the options and RSUs were estimated using the Black-Scholes option-pricing model for equity-settled compensation, amounted to $19.6 million for instruments granted in the year ended December 31, 2022 and $3.1 million for instruments granted in the year ended December 31, 2021. The cost is amortized over the vesting period of the options and RSUs on a straight-line basis using the graded-vesting method. The following assumptions were used for the Black-Scholes valuation of share options granted in 2022 and 2021.
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
Expected term.
As the Company does not have sufficient history to estimate its expected term, the Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and

Verona Pharma plc
Notes to Consolidated Financial Statements
110. The expected term, calculated under the simplified method, is applied to all stock options which have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted
Expected dividend
There are no expected dividends.
A summary of the weighted-average assumptions applicable to the share options granted in the applicable years is as follows:

December 31,
	2022	2021
Risk-free interest rate	2.09% - 4.20%	0.79% -1.32%
Expected lives, years	5-7	5-7
Expected volatility	82.50% - 84.27%	85.35% - 87.68%
Expected dividend yield	—%	—%
Grant date fair value (per share)	$0.34 - $1.33	$0.62 - $0.78
Restricted stock units activity
The following table shows RSU activity:

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	61,992,360	$0.98
Granted	3,030,928	0.73
Forfeited	(2,002,584)	1.04
Vested	(24,673,352)	0.97
Outstanding at December 31, 2021	38,347,352	0.97	1.2
Granted	12,877,864	1.07
Forfeited	(1,006,264)	1.03
Vested	(15,676,608)	0.96
Outstanding at December 31, 2022	34,542,344	$1.01	1.2

	Number of RSUs outstanding	Weighted average remaining vesting Period	Period in which the target must be achieved
RSUs subject to time based vesting	34,028,680	1.2	n/a
RSUs subject to milestone based vesting	513,664	0.0	2022 - 2024

The intrinsic and fair value of RSUs that vested in the years ended December 31, 2022 and 2021, was $14.3 million and $20.2 million, respectively.
As of December 31, 2022, total compensation cost related to share options and RSUs granted but not yet recognized was $20.5 million. This cost will be amortized to expense over a weighted average remaining period of 1.0 years and will be adjusted for subsequent forfeitures.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 10 - Benefit plans
The Company maintains a 401(k) defined contribution retirement plan in the U.S. and a defined contribution plan in the U.K. for its employees and executive directors. The assets of the plans are held separately from those of the Company in independently administered funds.
The retirement plan cost charge represents the contributions payable by the Company to the plans during the year. Defined contribution costs during the years ended December 31, 2022 and 2021 amounted to $319 thousand and $274 thousand, respectively.
Note 11 - Taxation
Verona Pharma plc operates in the United Kingdom and Verona Pharma, Inc. in the United States and they are subject to income taxes in those countries. U.K. corporation tax is charged at 19% and the U.S. Federal Income tax rate is 21%.
The components of (profit)/loss before income taxes are as follows (in thousands):

	December 31,
	2022	2021
United States	$(3,868)	$(4,850)
United Kingdom	72,316	60,437
Total	$68,448	$55,587
The components of income tax expense are as follows (in thousands):

	December 31,
	2022	2021
United States	$253	$(18)
United Kingdom	—	—
Total current tax expense/(credit)	$253	$(18)

United States	—	—
United Kingdom	—	—
Total deferred tax expense	—	—
Total income tax expense/(credit)	$253	$(18)
A reconciliation of the U.K. statutory income tax rate to our effective income tax rate is as follows (in percentages):

	December 31,
	2022	2021
U.K. tax rate	19.0%	19.0%
Non-deductible expenses	(1.8)%	(7.5)%
Research and development incentive	(8.0)%	(10.9)%
Share options exercised	2.1%	2.6%
Change in deferred tax valuation allowance	(11.6)%	(3.0)%
Other differences	(0.1)%	(0.1)%
Effective income tax rate	(0.4)%	0.1%

Verona Pharma plc
Notes to Consolidated Financial Statements
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax liabilities:
Contingent liability (1)	$(34,565)	$(8,903)
Total deferred tax liabilities	(34,565)	(8,903)

Deferred tax assets:
Net operating losses	38,893	26,931
IPR&D asset (1)	32,700	7,992
Future exercisable shares	11,964	4,228
Other	(516)	4
Total deferred tax assets	83,041	39,155
Less: valuation allowance	(48,476)	(30,252)
Deferred tax assets, net of valuation allowance	$—	$—

Movements in the deferred tax valuation allowance

Valuation allowance at January 1	$30,252	$30,321
Change in tax rates	—	7,353
Increase/(decrease) in valuation allowance	18,224	(7,422)
Valuation allowance at December 31	$48,476	$30,252
(1) These relate to the difference in the tax base of the IP R&D asset and assumed contingent liability and the financial reporting base, which is nil under U.S. GAAP.
Management has reviewed cumulative tax losses and projections of future taxable losses and determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets
At December 31, 2022 and December 31, 2021, the Company had U.K. net operating losses (“NOLs”) of $155.6 million and $104.3 million, respectively. The NOLs can be carried forward indefinitely to be offset against future taxable profits, but this is restricted to an annual £5 million allowance after which there will be a 50% restriction in the profits that can be covered by losses brought forward.
The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2021, and there are no ongoing tax examinations in any jurisdiction. No interest or penalties were recognized in the consolidated statements of operations or consolidated balance sheets. As of December 31, 2022, the Company has no uncertain tax positions.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 12 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted earnings per share for 2022 and 2021 (net loss in thousands, loss per share in dollars):

	December 31,
	2022	2021
Numerator:
Net loss	$(68,701)	$(55,569)
Net loss available to ordinary shareholders - basic and diluted	$(68,701)	$(55,569)
Denominator:
Weighted-average shares outstanding - basic and diluted	529,071,526	473,188,457
Net loss per share - basic and diluted	$(0.13)	$(0.12)

During the years ended December 31, 2022 and 2021, outstanding share options, RSUs and warrants of 53,818,840 and 63,443,814, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 13 - Commitments and contingencies
Management is currently negotiating a matter with a supplier that has an estimated exposure of approximately $1.5 million. Management does not currently consider it probable that a payment will be made and therefore no accrual is recorded at December 31, 2022. This matter is expected to be resolved within the next 12 months.
Note 14 - Related party transactions and other shareholder matters
In the years ended December 31, 2022 and 2021 there were no related party transactions.