Form 10-Q
period 2023-03-31
Verona Pharma plc
filed 2023-05-09
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, the registrant had 635,667,302 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 79,458,413 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$291,415	$227,827
Prepaid expenses	1,561	2,499
Tax incentive receivable	11,842	9,282
Other current assets	2,073	3,388
Total current assets	306,891	242,996

Non-current assets:
Furniture and equipment, net	12	73
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	698	854
Total non-current assets	16,255	16,472
Total assets	$323,146	$259,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,237	$2,910
Accrued expenses	17,703	13,752
Current operating lease liabilities	650	675
Taxes payable	424	283
Other current liabilities	509	1,409
Total current liabilities	26,523	19,029

Non-current liabilities:
Term loan	19,809	9,768
Non-current operating lease liabilities	65	205
Total non-current liabilities	19,874	9,973
Total liabilities	46,397	29,002

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 651,659,630 and 631,338,246 issued, and 631,987,078 and 606,301,054 outstanding, at March 31, 2023 and December 31, 2022, respectively	41,753	40,526
Additional paid-in capital	590,915	529,187
Ordinary shares held in treasury	(1,208)	(1,549)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(350,110)	(333,097)
Total shareholders' equity	276,749	230,466
Total liabilities and shareholders' equity	$323,146	$259,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$12,610	$17,625
Selling, general and administrative	9,589	7,440
Total operating expenses	22,199	25,065
Operating loss	(22,199)	(25,065)
Other income/(expense):
Research and development tax credit	2,313	1,302
Interest income	2,677	15
Interest expense	(293)	(84)
Foreign exchange gain/(loss)	932	(923)
Total other income, net	5,629	310
Loss before income taxes	(16,570)	(24,755)
Income tax expense	(173)	(82)
Net loss	$(16,743)	$(24,837)
Loss per ordinary share - basic and diluted	$(0.03)	$(0.05)

Weighted-average shares outstanding - basic and diluted	621,451	481,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(16,743)	(16,743)
Issuance of ordinary shares	20,321,384	1,227	55,682	—	—	—	56,909
Restricted share units vested	—	—	—	270	—	(270)	—
Share options exercised	—	—	1,756	71	—	—	1,827
Share-based compensation	—	—	4,290	—	—	—	4,290
Balance at March 31, 2023	651,659,630	$41,753	$590,915	$(1,208)	$(4,601)	$(350,110)	$276,749
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

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss:	$(16,743)	$(24,837)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(932)	1,119
Other non-cash items	73	23
Accretion of redemption premium on debt	18	31
Share-based compensation	4,290	3,748
Depreciation	157	163
Changes in operating assets and liabilities:
Prepaid expenses	938	2,791
Tax incentive receivable	(2,313)	(1,578)
Other current assets	1,362	(462)
Accounts payable	4,327	(1,980)
Accrued expenses	3,951	6,621
Lease liabilities	(165)	(174)
Taxes payable	141	88
Other current liabilities	(886)	(65)
Net cash used in operating activities	(5,782)	(14,512)
Cash flows from investing activities:
Purchases of furniture and equipment	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	56,862	67
Proceeds from draw under the Oxford Term Loan	9,996	—
Payments of withholding taxes from share-based awards	—	(793)
Proceeds from exercise of share options	1,827	—
Net cash provided by/(used in) financing activities	68,685	(726)
Effect of exchange rate changes on cash and cash equivalents	685	(378)
Net change in cash and cash equivalents	63,588	(15,616)
Cash and cash equivalents at beginning of the period	227,827	148,380
Cash and cash equivalents at end of the period	$291,415	$132,764
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1
Interest paid	$244	$53
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $350.1 million as of March 31, 2023. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
During the three months ended March 31, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the at-the-market offering program entered into in March 2021 (the “2021 ATM Program”). The shares sold were at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of approximately $56.9 million after deducting issuance costs.
In March 2023 through a registration statement on Form S-3, the Company replaced the 2021 ATM Program, with an open market sale agreement with Jefferies LLC (“Jefferies”) to sell its ordinary shares, in the form of ADSs, with aggregate gross proceeds of up to $200.0 million, from time-to-time, through an “at the market” equity offering program under which Jefferies will act as sales agent (the “2023 ATM Program”). Jefferies is entitled to a commission at a rate of up to 3.0% of the gross proceeds.
The Company’s commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available within the year, if ever. Additionally, the Company may enter into out-licensing transactions from time to time but there can be no assurance that the Company can secure such transactions in the future. Accordingly, the Company may need to obtain substantial additional funds to achieve its business objectives including to further advance clinical and regulatory activities, to fund prelaunch and launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine, if approved. Any such funding will need to be obtained through public or private financings, debt financing, collaboration or licensing arrangements or other arrangements. However, there is no guarantee the Company will be successful in securing additional capital on acceptable terms, or at all.

Note 2 - Basis of presentation and summary of significant accounting policies
Basis of presentation and consolidation
The unaudited condensed consolidated financial statements include the accounts of Verona Pharma plc and its wholly-owned subsidiary Verona Pharma, Inc. All inter-company balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2023 (the “2022 Form 10-K”). The Consolidated Balance Sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.
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
Use of estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known, and actual results could differ from the Company’s estimates.
Recently adopted accounting standards and recent accounting standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology.
Under this model, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This update became effective for the Company on January 1, 2023 and the adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 - Equity interest
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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three months ended March 31, 2023.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Clinical trial and other development costs	$15,127	$12,314
Professional fees and general corporate costs	1,775	1,364
People related costs	801	74
Total accrued expenses	$17,703	$13,752
Note 5 - Term loan
On October 14, 2022 (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million, which was funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million. The Oxford Term Loan has a maturity date of October 1, 2027.
On March 24, 2023, the Company received $10.0 million under the second term loan advance (“Oxford Term B Loan”), which was available at the option of the Company from the Effective Date up to and including March 31, 2023. The proceeds of the Oxford Term B Loan will be used for general corporate and working capital purposes as well as to build out commercial infrastructure to prepare for potential commercial launch.
The Oxford Term A Loan and Oxford Term B Loan (together, the “Oxford Term Loan Advances”) bear interest at a variable rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”) and shall not increase by more than 2.00% above the Basic Rate as of the funding date of each such term loan. For the three months ended March 31, 2023, the effective interest rate was approximately 10% per annum. There was no material difference between the carrying value and the estimated fair value of the Oxford Term Loan Advances outstanding.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$1,103	$1,539
Selling, general and administrative	3,187	2,209
Total	$4,290	$3,748
Share options
The following table shows share option activity, in ordinary shares, in the period:

Number of share options outstanding
Balance as of December 31, 2022	19,276,496
Granted	1,320,000
Forfeited	(240,000)
Exercised	(1,050,192)
Balance as of March 31, 2023	19,306,304
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

Number of RSUs outstanding
Balance as of December 31, 2022	34,542,344
Vested	(4,305,120)
Balance as of March 31, 2023	30,237,224

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands except per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(16,743)	$(24,837)
Denominator:
Weighted-average shares outstanding - basic and diluted	621,451	481,942
Net loss per share - basic and diluted	$(0.03)	$(0.05)
During the three months ended March 31, 2023 and 2022, outstanding share options, RSUs and warrants over 49.5 million and 60.6 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 8 - Commitments and contingencies
Management is currently negotiating a matter with a supplier and has accrued up to the maximum exposure of $6.9 million which is included within Accrued expenses in the Condensed Consolidated Balance Sheets. Management expects that the matter will be resolved within the next 12 months.

Item 2.    Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 7, 2023 (the “2022 Form 10-K”).
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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and commercialization, research and development costs, timing and likelihood of success, potential collaborations, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits and under the $150.0 million debt facility secured in October 2022, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors including, but not limited to, those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors”. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.
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
Initially, we are developing inhaled ensifentrine for the treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If successfully developed and approved, ensifentrine would be the first therapeutic with a novel mode of action for COPD in over a decade.
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
If approved, we intend to commercialize inhaled ensifentrine for the maintenance treatment of COPD in the United States (“U.S.”). Although we believe ensifentrine will not be regulated as a drug device combination, patients use a readily available standard jet nebulizer to take ensifentrine. Outside the U.S., we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China.
In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). Two additional formulations of ensifentrine have been evaluated in Phase 2 trials for the treatment of COPD: dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $350.1 million as of March 31, 2023. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate significant expenses in connection with our ongoing activities, if and as we:
•establish a sales, marketing and distribution infrastructure, ramp up production to commercial scale with our manufacturing and other Chemistry, Manufacturing and Controls activities to potentially commercialize any products for which we may obtain regulatory approval;
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
We believe that our cash and cash equivalents as of March 31, 2023, together with expected cash receipts from U.K. tax credit program and funding expected to become available under the $150.0 million debt financing facility secured in October 2022 (the “Oxford Term Loan”), will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of ensifentrine in the U.S., if approved. The Oxford Term Loan advances are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. Refer to Note 5 - Term Loan to the condensed consolidated financial statements for additional information on the Oxford Term Loan.

Clinical development update
Phase 3 ENHANCE program
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
The ENHANCE trials were designed to evaluate ensifentrine as monotherapy and added onto a single bronchodilator. Each trial enrolled approximately 800 subjects, for a total of approximately 1,600 subjects, at sites primarily in the U.S. and Europe. The two trials provided replicate evidence of efficacy and safety data over 24 weeks and ENHANCE-1 also evaluated longer-term safety in approximately 400 subjects over 48 weeks.
Subject demographics and disease characteristics were well balanced between treatment groups in both trials.
•In ENHANCE-1 approximately 69% of subjects received background COPD therapy, either a long-acting muscarinic antagonist (“LAMA”) or a long-acting beta-antagonist (“LABA”). Additionally, approximately 20% of all subjects received inhaled corticosteroids (“ICS”) with concomitant LAMA or LABA.
•In ENHANCE-2 approximately 55% of subjects received background COPD therapy, either a LAMA or a LABA. Additionally, approximately 15% of all subjects received ICS with concomitant LAMA or LABA.
Highlights
Primary endpoint met (FEV1*AUC 0-12 hr)
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
COPD symptoms and Quality of Life (“QOL”)

•In ENHANCE-1, daily symptoms as measured by E-RS** Total Score in the ensifentrine group improved from baseline to greater than the minimal clinically important difference (“MCID”) of -2 units with a statistically significant improvement compared to placebo at week 24. Improvements in symptoms were early and sustained with statistical significance versus placebo at weeks 6, 12 and 24. Similar improvements were demonstrated in ENHANCE-2 but statistical significance was not achieved due to improvements observed in the placebo group over time.
•In ENHANCE-1, QOL as measured by SGRQ** Total Score in the ensifentrine group improved from baseline to greater than the MCID of -4 units with a statistically significant improvement compared to placebo at week 24. Improvements in QOL were early and sustained with statistical significance versus placebo at weeks 6, 12 and 24. In ENHANCE-2, QOL as measured by SGRQ* Total Score in the ensifentrine group also improved from baseline to greater than the MCID of -4 units at weeks 12 and 24, numerically exceeding placebo at each measurement, but statistical significance was not achieved due to improvements observed in the placebo group over time.
Favorable safety profile
•Ensifentrine was well tolerated with very few adverse events occurring in more than 1% of subjects and greater than placebo over 24 and 48 weeks.
*FEV1: Forced Expiratory Volume in one second, a standard measure of lung function
**E-RS, Evaluating Respiratory Symptoms, and SGRQ, St. George’s Respiratory Questionnaire, are validated patient reported outcome tools
Nuance Pharma
In April 2023, our development partner, Nuance Pharma, dosed the first subject in its pivotal Phase 3 clinical trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its Investigational New Drug application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties.

Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2022 Form 10-K during the three months ended March 31, 2023.
Components of results of operations
Research and development costs
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
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits.
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2022 financial year are expected to be received in the fourth quarter of 2023.
Taxation
We are subject to corporate taxation in the U.S. and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The income taxes presented in our Condensed Consolidated Statements of Operations and Comprehensive Loss represent the tax impact from our operating activities in the U.S., which generates taxable income based on intercompany service arrangements.
United Kingdom losses may be carried forward indefinitely to be offset against future taxable profits, subject to various utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of operations for the three months ended March 31, 2023 and 2022
The following table shows our statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$12,610	$17,625	$(5,015)
Selling, general and administrative	9,589	7,440	2,149
Total operating expenses	22,199	25,065	(2,866)
Operating loss	(22,199)	(25,065)	2,866
Other income/(expense):
Research and development tax credit	2,313	1,302	1,011
Interest income	2,677	15	2,662
Interest expense	(293)	(84)	(209)
Foreign exchange gain/(loss)	932	(923)	1,855
Total other income, net	5,629	310	5,319
Loss before income taxes	(16,570)	(24,755)	8,185
Income tax expense	(173)	(82)	(91)
Net loss	$(16,743)	$(24,837)	$8,094
Research and development costs
Research and development costs were $12.6 million for the three months ended March 31, 2023, compared to $17.6 million for the three months ended March 31, 2022, a decrease of $5.0 million. This decrease was primarily due to a $5.1 million decrease in clinical trial and other development costs as the Phase 3 ENHANCE program is in the final stages of completing data analysis whereas in the same period in the prior year significant costs were incurred associated with active enrollment. Research and development costs for the three months ended March 31, 2023 include the impact of the accrual related to the supplier matter as discussed in Note 8.
Selling, general and administrative costs
Selling, general and administrative costs were $9.6 million for the three months ended March 31, 2023, compared to $7.4 million for the three months ended March 31, 2022, an increase of $2.1 million. This increase was primarily due to a $2.7 million increase in people related costs, inclusive of share-based compensation, as well as an increase of $0.8 million for costs related to the build out of commercial infrastructure in preparation for a potential commercial launch. The increases were partially offset by a non-recurring $2.0 million charge related to the modification of the assignment and license agreement with Ligand UK Development Limited, which was incurred in the three months ended March 31, 2022.
Other income/(expense)
Other income/(expense) for the three months ended March 31, 2023 was income of $5.6 million compared to income of $0.3 million for the three months ended March 31, 2022, an increase of $5.3 million. This increase was primarily due to increases of $2.7 million in interest income on higher cash balances and higher interest rates, $1.9 million related to the strengthening of the pound sterling and $1.0 million relating to the R&D tax credit and was partially offset by an increase in interest expense.

Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Cash and cash equivalents at beginning of the period	$227,827	$148,380	$79,447
Net cash used in operating activities	(5,782)	(14,512)	8,730
Net cash provided by investing activities	—	—	—
Net cash provided by/(used in) financing activities	68,685	(726)	69,411
Effect of exchange rate changes on cash and cash equivalents	685	(378)	1,063
Cash and cash equivalents at end of the period	$291,415	$132,764	$158,651
Operating activities
Net cash used in operating activities was $5.8 million in the three months ended March 31, 2023, compared to $14.5 million during the three months ended March 31, 2022, a decrease of $8.7 million. The decrease in cash used in operating activities was primarily due to the decrease in clinical trial and other development costs as we are in the final stages of completing data analysis related to our Phase 3 ENHANCE program whereas in the same period in the prior year we had significant costs associated with active enrollment as well as the timing of payments.
Financing activities
Net cash provided by financing activities was $68.7 million in the three months ended March 31, 2023, compared to $0.7 million net cash used in the three months ended March 31, 2022, an increase of $69.4 million. The increase of cash provided by financing activities was primarily due to the proceeds from issuance of ordinary shares of $56.9 million and the proceeds from draw under the Oxford Term Loan of $10.0 million.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities and from upfront payments from the Nuance Agreement.
We have incurred recurring losses since inception, including net losses of $16.7 million for the three months ended March 31, 2023, and $68.7 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $350.1 million. We expect to continue to generate operating losses for the foreseeable future.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Oxford Term Loan.
2023 Financing and Capital Transactions
During the three months ended March 31, 2023, we completed the following financing and capital transactions
•Received $10.0 million under the second term loan advance related to the Oxford Term Loan;
•Sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the at-the-market offering program entered into in March 2021 (the “2021 ATM Program”), at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of approximately $56.9 million after deducting issuance costs;
•Replaced the 2021 ATM Program, with an open market sale agreement with Jefferies LLC (“Jefferies”) to sell our ordinary shares, in the form of ADSs, with aggregate gross proceeds of up to $200.0 million.
Refer also to Note 5 - Term Loan to the condensed consolidated financial statements for additional information on the Oxford Term Loan and to Note 1 - Organization and description of business operations to the condensed consolidated financial statements for additional information on 2023 activity under the 2021 ATM Program.
Funding requirements
We believe that our cash and cash equivalents as of March 31, 2023, together with, expected cash receipts from U.K. tax credits and additional funding expected to become available under the Oxford Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A.    Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as discussed below, our risk factors have not changed materially from those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors”.
We will need additional funding to complete development and commercialization of any future product candidates, or development and commercialization of other formulations or target indications of ensifentrine, if approved. If we are unable to raise capital when needed, or if a failure of any financial institution where we maintain our cash and cash equivalents prevents or delays us from accessing uninsured funds, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct further clinical trials of ensifentrine, and develop ensifentrine in other formulations or for other indications. In addition, if we obtain regulatory approval for ensifentrine or any other product candidates, we expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the United States and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
If we obtain regulatory approval for ensifentrine for the treatment of COPD in the US, we estimate that our existing cash resources, expected cash receipts from the UK tax credit program and funding expected to become available under the $150.0 million debt facility will enable the Company to fund planned operating expenses and capital expenditure requirements through at least the end of 2025 including the commercial launch of ensifentrine in the US. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of the regulatory submission and review of ensifentrine for the treatment of COPD in the US and other regions, including any post-marketing studies that could be required by regulatory authorities, if regulatory approval is received;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1	Second Amendment and Restated 2017 Incentive Award Plan	8-K	001-38067	10.1	05/01/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: May 9, 2023	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: May 9, 2023	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer