Form 10-Q
period 2023-06-30
Verona Pharma plc
filed 2023-08-03
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2023, the registrant had 635,875,302 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 79,484,413 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$270,727	$227,827
Prepaid expenses	894	2,499
Tax incentive receivable	10,150	9,282
Other current assets	6,060	3,388
Total current assets	287,831	242,996

Non-current assets:
Furniture and equipment, net	11	73
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	542	854
Total non-current assets	16,098	16,472
Total assets	$303,929	$259,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,493	$2,910
Accrued expenses	7,467	13,752
Current operating lease liabilities	545	675
Taxes payable	—	283
Other current liabilities	444	1,409
Total current liabilities	10,949	19,029

Non-current liabilities:
Term loan	19,857	9,768
Non-current operating lease liabilities	30	205
Total non-current liabilities	19,887	9,973
Total liabilities	30,836	29,002

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 651,659,630 and 631,338,246 issued, and 635,787,302 and 606,301,054 outstanding, at June 30, 2023 and December 31, 2022, respectively	41,753	40,526
Additional paid-in capital	596,059	529,187
Ordinary shares held in treasury	(975)	(1,549)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(359,143)	(333,097)
Total shareholders' equity	273,093	230,466
Total liabilities and shareholders' equity	$303,929	$259,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (Note 8)	$(2,474)	$14,982	$10,136	$32,607
Selling, general and administrative	12,439	5,526	22,028	12,966
Total operating expenses	9,965	20,508	32,164	45,573
Operating loss	(9,965)	(20,508)	(32,164)	(45,573)
Other income/(expense):
Research and development tax credit	(1,934)	5,409	379	6,711
Interest income	3,402	165	6,079	180
Interest expense	(740)	(91)	(1,033)	(175)
Foreign exchange gain/(loss)	740	(2,662)	1,672	(3,585)
Total other income, net	1,468	2,821	7,097	3,131
Loss before income taxes	(8,497)	(17,687)	(25,067)	(42,442)
Income tax expense	(310)	(79)	(483)	(161)
Net loss	$(8,807)	$(17,766)	$(25,550)	$(42,603)
Loss per ordinary share - basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)

Weighted-average shares outstanding - basic and diluted	634,469,423	484,777,837	627,996,124	483,226,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(16,743)	(16,743)
Issuance of ordinary shares	20,321,384	1,227	55,682	—	—	—	56,909
Restricted share units vested	—	—	—	270	—	(270)	—
Share options exercised	—	—	1,756	71	—	—	1,827
Share-based compensation	—	—	4,290	—	—	—	4,290
Balance at March 31, 2023	651,659,630	$41,753	$590,915	$(1,208)	$(4,601)	$(350,110)	$276,749
Net loss	—	—	—	—	—	(8,807)	(8,807)
Restricted share units vested	—	—	—	226	—	(226)	—
Share options exercised	—	—	70	7	—	—	77
Share-based compensation	—	—	5,074	—	—	—	5,074
Balance at June 30, 2023	651,659,630	$41,753	$596,059	$(975)	$(4,601)	$(359,143)	$273,093
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

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss:	$(25,550)	$(42,603)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(1,672)	3,256
Other non-cash items	88	44
Accretion of redemption premium on debt	51	63
Share-based compensation	9,364	6,801
Depreciation	314	328
Changes in operating assets and liabilities:
Prepaid expenses	1,605	(694)
Tax incentive receivable	(380)	(6,461)
Other current assets	(2,016)	(143)
Accounts payable	(417)	(680)
Accrued expenses	(6,285)	6,347
Lease liabilities	(305)	(338)
Income taxes	(939)	164
Other current liabilities	(951)	(113)
Net cash used in operating activities	(27,093)	(34,029)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(29)
Net cash used in investing activities	—	(29)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	56,909	67
Proceeds from draw under the Oxford Term Loan	9,996	—
Payments of withholding taxes from share-based awards	—	(1,482)
Proceeds from exercise of share options	1,904	—
Net cash provided by/(used in) financing activities	68,809	(1,415)
Effect of exchange rate changes on cash and cash equivalents	1,184	(1,397)
Net change in cash and cash equivalents	42,900	(36,870)
Cash and cash equivalents at beginning of the period	227,827	148,380
Cash and cash equivalents at end of the period	$270,727	$111,510
Supplemental disclosure of cash flow information:
Income taxes paid	$1,215	$1
Interest paid	$685	$115
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
In June 2023, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration for approval of ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”) and is preparing for a potential commercial launch in 2024, subject to approval of the NDA. In conjunction with the submission, the Company paid a $3.2 million Prescription Drug User Fee Act (“PDUFA”) application fee to the FDA. The Company has requested a small business waiver of this application fee and, as such, the amount has been recorded within Other current assets in the Condensed Consolidated Balance Sheets.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $359.1 million as of June 30, 2023. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
During the six months ended June 30, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the at-the-market offering program entered into in March 2021 (the “2021 ATM Program”). The shares sold were at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of approximately $56.9 million after deducting issuance costs.
In March 2023, through a registration statement on Form S-3, the Company replaced the 2021 ATM Program, with an open market sale agreement with Jefferies LLC (“Jefferies”) to sell its ordinary shares, in the form of ADSs, with aggregate gross proceeds of up to $200.0 million, from time-to-time, through an “at the market” equity offering program under which Jefferies will act as sales agent (the “2023 ATM Program”). Jefferies is entitled to a commission at a rate of up to 3.0% of the gross proceeds.
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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the six months ended June 30, 2023.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Clinical trial and other development costs	$3,609	$12,314
Professional fees and general corporate costs	1,377	1,364
People related costs	2,481	74
Total accrued expenses	$7,467	$13,752
Note 5 - Term loan
On October 14, 2022 (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Luxembourg S.À R.L. (“Oxford”) for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provides for an initial term loan advance in an aggregate amount of $10.0 million, which was funded on the Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million. The Oxford Term Loan has a maturity date of October 1, 2027. On March 24, 2023, the Company received $10.0 million under the second term loan advance (the “Oxford Term B Loan”).
The Oxford Term A Loan and Oxford Term B Loan (together, the “Oxford Term Loan Advances”) bear interest at a variable rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”) and shall not increase by more than 2.00% above the Basic Rate as of the funding date of each such term loan. For the six months ended June 30, 2023, the effective interest rate was approximately 11% per annum. There was no material difference between the carrying value and the estimated fair value of the Oxford Term Loan Advances outstanding.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$1,123	$1,330	$2,226	$2,869
Selling, general and administrative	3,951	1,723	7,138	3,932
Total	$5,074	$3,053	$9,364	$6,801
Share options
The following table shows share option activity, in ordinary shares, in the period:

Number of share options outstanding
Balance as of December 31, 2022	19,276,496
Granted	1,320,000
Forfeited	(240,000)
Exercised	(1,050,192)
Balance as of March 31, 2023	19,306,304
Granted	2,824,000
Expired	(80,000)
Exercised	(120,000)
Balance as of June 30, 2023	21,930,304
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

Number of RSUs outstanding
Balance as of December 31, 2022	34,542,344
Vested	(4,305,120)
Balance as of March 31, 2023	30,237,224
Vested	(3,680,224)
Balance as of June 30, 2023	26,557,000

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,807)	$(17,766)	$(25,550)	$(42,603)
Denominator:
Weighted-average shares outstanding - basic and diluted	634,469	484,778	627,996	483,226
Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)
During the three and six months ended June 30, 2023 and 2022, outstanding share options, RSUs and warrants over 48.5 million and 46.2 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 8 - Commitments and contingencies
The Company had previously accrued up to the maximum exposure of $6.9 million related to a matter with a supplier and also had certain invoices in the amount of $1.5 million in accounts payable to the same supplier. Both items were settled for $2.1 million in the three months ended June 30, 2023 resulting in a reversal of $6.3 million in Research and development costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and commercialization, research and development costs, timing and likelihood of success, the potential impact and benefits of ensifentrine or any other product candidates, potential collaborations, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits and under the $150.0 million debt facility secured in October 2022 and related timing, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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
In June 2023, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for approval of ensifentrine for the maintenance treatment of COPD. Based on the results from our successful Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) program, we believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD.
Also, in June 2023, the ENHANCE results were published in the peer reviewed publication, American Journal of Respiratory and Critical Care Medicine (“AJRCCM”). Ensifentrine met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, ensifentrine substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ensifentrine was well tolerated in both trials.
In May 2023, we presented 12 abstracts and a symposium on expanded analyses of the ENHANCE trials including subgroup and pooled data covering exacerbations, use of rescue medication and healthcare utilization, at the American Thoracic Society International Conference ("ATS") 2023. The abstracts were published on the ATS website and in AJRCCM.
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
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $359.1 million as of June 30, 2023. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
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
We believe that our cash and cash equivalents as of June 30, 2023, together with expected cash receipts from U.K. tax credit program and funding expected to become available under the $150.0 million debt financing facility secured in October 2022 (the “Oxford Term Loan”), will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of ensifentrine in the U.S., if approved. The Oxford Term Loan advances are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. Refer to Note 5 - Term Loan for additional information on the Oxford Term Loan.

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
In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its Investigational New Drug application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. In

April 2023, Nuance Pharma dosed the first subject in its pivotal Phase 3 clinical trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China.
Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2022 Form 10-K during the six months ended June 30, 2023.
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
As the Phase 3 ENHANCE program has completed study conduct and analysis, we expect our research and development costs to decrease over the next several quarters until we add new compounds or develop ensifentrine further in other delivery methods or indications. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
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
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits (the “R&D tax credit”).
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded in the 2022 financial year are expected to be received in the fourth quarter of 2023.
Taxation
We are subject to corporate taxation in the U.S. and the U.K. We have generated losses since inception and have therefore not paid U.K. corporation tax. The income taxes presented in our Condensed Consolidated Statements of Operations and Comprehensive Loss represent the tax impact from our operating activities in the U.S., which generates taxable income based on intercompany service arrangements.
U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to various utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of operations for the three months ended June 30, 2023 and 2022
The following table shows our statements of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development (Note 8)	$(2,474)	$14,982	$(17,456)
Selling, general and administrative	12,439	5,526	6,913
Total operating expenses	9,965	20,508	(10,543)
Operating loss	(9,965)	(20,508)	10,543
Other income/(expense):
Research and development tax credit	(1,934)	5,409	(7,343)
Interest income	3,402	165	3,237
Interest expense	(740)	(91)	(649)
Foreign exchange gain/(loss)	740	(2,662)	3,402
Total other income, net	1,468	2,821	(1,353)
Loss before income taxes	(8,497)	(17,687)	9,190
Income tax expense	(310)	(79)	(231)
Net loss	$(8,807)	$(17,766)	$8,959
Research and development costs
Research and development costs were a net reversal of expense of $2.5 million for the three months ended June 30, 2023, compared to costs of $15.0 million for the three months ended June 30, 2022, a decrease of $17.5 million. Research and development costs related to clinical trial and other development costs decreased by $17.8 million period over period primarily related to the Phase 3 ENHANCE program as at the end of Q2 2023, all study analyses were complete, following the completion of study conduct at the end of 2022, whereas in the same period in the prior year significant costs were incurred associated with the then ongoing study conduct. Additionally, we recorded a $6.3 million reversal of costs, accrued primarily in the three months ended March 31, 2023, related to the resolution of a supplier matter and certain invoices, as discussed in Note 8 - Commitments and contingencies, which resulted in net negative research and development expense for the three months ended June 30, 2023.
Selling, general and administrative costs
Selling, general and administrative costs were $12.4 million for the three months ended June 30, 2023, compared to $5.5 million for the three months ended June 30, 2022, an increase of $6.9 million. This increase was primarily due to a $5.0 million increase in people related costs, inclusive of share-based compensation, as well as an increase of $1.7 million for costs related to the build out of commercial and information technology infrastructure in preparation for a potential commercial launch.
Other income/(expense)
Other income/(expense) for the three months ended June 30, 2023 was income of $1.5 million compared to income of $2.8 million for the three months ended June 30, 2022, a decrease of $1.4 million. This decrease was primarily due to a net reversal in the current period related to the R&D tax credit of $1.9 million resulting from the reversal in clinical trial and other development costs. Additionally, the R&D tax credit in the same period in the prior year was higher as it included the full credit for expenditures made in the second quarter of the prior year as well as an increase in the credit for expenditures made in the first quarter of the prior year based upon feedback from HM Revenue & Customs in July 2022 that a cap on the credit which was previously applied was not applicable to us. This was partially offset by increases of $3.2 million in interest income from higher cash balances and higher interest rates and $3.4 million related to the strengthening of the pound sterling in the current period while the pound sterling weakened in the second quarter of the prior year.

Results of operations for the six months ended June 30, 2023 and 2022
The following table shows our statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development (Note 8)	$10,136	$32,607	$(22,471)
Selling, general and administrative	22,028	12,966	9,062
Total operating expenses	32,164	45,573	(13,409)
Operating loss	(32,164)	(45,573)	13,409
Other income/(expense):
Research and development tax credit	379	6,711	(6,332)
Interest income	6,079	180	5,899
Interest expense	(1,033)	(175)	(858)
Foreign exchange gain/(loss)	1,672	(3,585)	5,257
Total other income, net	7,097	3,131	3,966
Loss before income taxes	(25,067)	(42,442)	17,375
Income tax expense	(483)	(161)	(322)
Net loss	$(25,550)	$(42,603)	$17,053
Research and development costs
Research and development costs were $10.1 million for the six months ended June 30, 2023, compared to $32.6 million for the six months ended June 30, 2022, a decrease of $22.5 million. This decrease was primarily due to a $22.9 million decrease in clinical trial and other development costs as the Phase 3 ENHANCE program which has completed study conduct and analysis as of the end of the current period whereas in the same period in the prior year significant costs were incurred associated with the then ongoing study conduct. Additionally, we recorded a reversal of $1.5 million of costs which were expensed in the year ended December 31, 2022 related to the resolution of the supplier matter, as discussed in Note 8 - Commitments and contingencies. This was partially offset by a $0.6 million increase in third party costs primarily associated with the NDA submission.
Selling, general and administrative costs
Selling, general and administrative costs were $22.0 million for the six months ended June 30, 2023 compared to $13.0 million for the six months ended June 30, 2022, an increase of $9.1 million. This increase was driven primarily by a $7.6 million increase in people related costs, inclusive of share-based compensation, as well as an increase of $2.9 million related to the build out of information technology and commercial infrastructure in preparation for a potential commercial launch. These increases were partially offset by a non-recurring $2.0 million charge related to the modification of the assignment and license agreement with Ligand UK Development Limited, which was incurred in the three months ended March 31, 2022.
Other income/(expense)
Other income/(expense) for the six months ended June 30, 2023 was income of $7.1 million compared to $3.1 million for the six months ended June 30, 2022, an increase of $4.0 million. This increase was primarily due to an increase of $5.9 million in interest income from a higher average cash balance and higher interest rates as well as an increase of $5.3 million related to the strengthening of the pound sterling in the first half of the year while the pound sterling weakened in the comparable period in the prior year. This was partially offset by a $6.3 million decrease in the R&D tax credit due to the relative activity of the Phase 3 ENHANCE program in the current period as compared to the same period in the prior year.

Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Cash and cash equivalents at beginning of the period	$227,827	$148,380	$79,447
Net cash used in operating activities	(27,093)	(34,029)	6,936
Net cash used in investing activities	—	(29)	29
Net cash provided by/(used in) financing activities	68,809	(1,415)	70,224
Effect of exchange rate changes on cash and cash equivalents	1,184	(1,397)	2,581
Cash and cash equivalents at end of the period	$270,727	$111,510	$159,217
Operating activities
Net cash used in operating activities was $27.1 million in the six months ended June 30, 2023, compared to $34.0 million during the six months ended June 30, 2022, a decrease of $6.9 million. The decrease in cash used in operating activities was primarily due to the decrease in clinical trial and other development costs, partially offset by our payment related to the resolution of the supplier matter as discussed in Note 8 - Commitments and contingencies, as well as a $3.2 million Prescription Drug User Fee Act (“PDUFA”) application fee paid to the FDA in connection with our NDA submission. We have requested a small business waiver of this application fee and, as such, the amount has been recorded within Other current assets in the Condensed Consolidated Balance Sheets.
Financing activities
Net cash provided by financing activities was $68.8 million in the six months ended June 30, 2023, compared to net cash used in financing activities of $1.4 million in the six months ended June 30, 2022, an increase of $70.2 million. The increase in cash provided by financing activities was primarily due to the proceeds from issuance of ordinary shares of $56.9 million and the proceeds from our draw under the Oxford Term Loan of $10.0 million.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities and from upfront payments from the Nuance Agreement.
We have incurred recurring losses since inception, including net losses of $25.6 million for the six months ended June 30, 2023, and $68.7 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $359.1 million. We expect to continue to generate operating losses for the foreseeable future.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Oxford Term Loan.
2023 Financing and Capital Transactions
During the six months ended June 30, 2023, we completed the following financing and capital transactions
•Received $10.0 million under the second term loan advance related to the Oxford Term Loan;
•Sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the at-the-market offering program entered into in March 2021 (the “2021 ATM Program”), at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of approximately $56.9 million after deducting issuance costs;
•Replaced the 2021 ATM Program with an open market sale agreement with Jefferies LLC (“Jefferies”) to sell our ordinary shares, in the form of ADSs, with aggregate gross proceeds of up to $200.0 million.
Refer also to Note 5 - Term Loan to the condensed consolidated financial statements for additional information on the Oxford Term Loan and to Note 1 - Organization and description of business operations for additional information on 2023 activity under the 2021 ATM Program.
Funding requirements
We believe that our cash and cash equivalents as of June 30, 2023, together with, expected cash receipts from U.K. tax credits and additional funding expected to become available under the Oxford Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1	Second Amended and Restated 2017 Incentive Award Plan	8-K	001-38067	10.1	05/01/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: August 3, 2023	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer