Form 10-Q
period 2023-09-30
Verona Pharma plc
filed 2023-11-02
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 639,520,054 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 79,940,007 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$257,366	$227,827
Prepaid expenses	3,332	2,499
Tax incentive receivable	9,510	9,282
Other current assets	6,319	3,388
Total current assets	276,527	242,996

Non-current assets:
Furniture and equipment, net	10	73
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	388	854
Total non-current assets	15,943	16,472
Total assets	$292,470	$259,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823	$2,910
Accrued expenses	7,397	13,752
Current operating lease liabilities	376	675
Taxes payable	—	283
Other current liabilities	416	1,409
Total current liabilities	9,012	19,029

Non-current liabilities:
Term loan	19,905	9,768
Non-current operating lease liabilities	20	205
Total non-current liabilities	19,925	9,973
Total liabilities	28,937	29,002

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 651,659,630 and 631,338,246 issued, and 639,520,054 and 606,301,054 outstanding, at September 30, 2023 and December 31, 2022, respectively	41,753	40,526
Additional paid-in capital	601,180	529,187
Ordinary shares held in treasury	(746)	(1,549)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(374,053)	(333,097)
Total shareholders' equity	263,533	230,466
Total liabilities and shareholders' equity	$292,470	$259,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (Note 8)	$2,958	$9,838	$13,094	$42,445
Selling, general and administrative	13,353	5,290	35,381	18,256
Total operating expenses	16,311	15,128	48,475	60,701
Operating loss	(16,311)	(15,128)	(48,475)	(60,701)
Other income/(expense):
Research and development tax credit	(309)	2,127	70	8,838
Interest income	3,390	779	9,469	959
Interest expense	(401)	(116)	(1,434)	(291)
Foreign exchange (loss)/gain	(1,012)	(3,245)	660	(6,830)
Total other income/(expense), net	1,668	(455)	8,765	2,676
Loss before income taxes	(14,643)	(15,583)	(39,710)	(58,025)
Income tax expense	(44)	(64)	(527)	(225)
Net loss	$(14,687)	$(15,647)	$(40,237)	$(58,250)
Loss per ordinary share - basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.12)

Weighted-average shares outstanding - basic and diluted	638,238,749	544,134,136	631,447,851	503,751,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(16,743)	(16,743)
Issuance of ordinary shares	20,321,384	1,227	55,682	—	—	—	56,909
Restricted share units vested	—	—	—	270	—	(270)	—
Share options exercised	—	—	1,756	71	—	—	1,827
Share-based compensation	—	—	4,290	—	—	—	4,290
Balance at March 31, 2023	651,659,630	$41,753	$590,915	$(1,208)	$(4,601)	$(350,110)	$276,749
Net loss	—	—	—	—	—	(8,807)	(8,807)
Restricted share units vested	—	—	—	226	—	(226)	—
Share options exercised	—	—	70	7	—	—	77
Share-based compensation	—	—	5,074	—	—	—	5,074
Balance at June 30, 2023	651,659,630	$41,753	$596,059	$(975)	$(4,601)	$(359,143)	$273,093
Net loss	—	—	—	—	—	(14,687)	(14,687)
Restricted share units vested	—	—	—	223	—	(223)	—
Share options exercised	—	—	42	6	—	—	48
Share-based compensation	—	—	5,079	—	—	—	5,079
Balance at September 30, 2023	651,659,630	$41,753	$601,180	$(746)	$(4,601)	$(374,053)	$263,533
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2021	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(24,837)	(24,837)
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Restricted share units vested	—	—	—	186	—	(186)	—
Issuance of ordinary shares to treasury	4,800,000	322	—	(322)	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(793)	—	—	—	(793)
Equity settled share-based compensation reclassified as cash-settled	—	—	118	—	—	—	118
Share-based compensation	—	—	3,747	—	—	—	3,747
Balance at March 31, 2022	494,058,246	$32,182	$388,204	$(739)	$(4,601)	$(288,739)	$126,307
Net loss	—	—	—	—	—	(17,766)	(17,766)
Restricted share units vested	—	—	—	148	—	(148)	—
Common shares withheld for taxes on vested stock awards	—	—	(689)	—	—	—	(689)
Equity settled share-based compensation reclassified as cash-settled	—	—	(25)	—	—	—	(25)
Share-based compensation	—	—	3,053	—	—	—	3,053
Balance at June 30, 2022	494,058,246	$32,182	$390,543	$(591)	$(4,601)	$(306,653)	$110,880
Net loss	—	—	—	—	—	(15,647)	(15,647)
Issuance of ordinary shares, net of issuance costs	114,080,000	6,906	133,242	—	—	—	140,148
Restricted share units vested	—	—	—	142	—	(142)	—
Issuance of ordinary shares from restricted share units or share options	—	31	340	—	—	—	371
Common shares withheld for taxes on vested stock awards	—	—	(900)	—	—	—	(900)
Equity settled share-based compensation reclassified as cash-settled	—	—	(182)	—	—	—	(182)
Share-based compensation	—	—	2,815	—	—	—	2,815
Balance at September 30, 2022	608,138,246	$39,119	$525,858	$(449)	$(4,601)	$(322,442)	$237,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss:	$(40,237)	$(58,250)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(660)	7,105
Other non-cash items	103	67
Accretion of redemption premium on debt	84	94
Share-based compensation	14,443	9,617
Depreciation	469	485
Changes in operating assets and liabilities:
Prepaid expenses	(833)	682
Tax incentive receivable	(70)	(9,113)
Other current assets	(2,260)	(1,014)
Right-of-use asset	—	(351)
Accounts payable	(2,087)	(2,042)
Accrued expenses	(6,355)	722
Lease liabilities	(484)	(141)
Income taxes	(954)	138
Other current liabilities	(979)	(123)
Net cash used in operating activities	(39,820)	(52,124)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(29)
Net cash used in investing activities	—	(29)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	56,909	149,797
Payment of offering costs in connection with the issuance of ordinary shares	—	(9,582)
Proceeds from draw under the Oxford Term Loan	9,996	—
Payments of withholding taxes from share-based awards	—	(2,382)
Proceeds from exercise of share options	1,952	371
Net cash provided by financing activities	68,857	138,204
Effect of exchange rate changes on cash and cash equivalents	502	(2,730)
Net change in cash and cash equivalents	29,539	83,321
Cash and cash equivalents at beginning of the period	227,827	148,380
Cash and cash equivalents at end of the period	$257,366	$231,701
Supplemental disclosure of cash flow information:
Income taxes paid	$1,215	$90
Interest paid	$1,228	$190
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
In August 2023, the U.S. Food and Drug Administration (“FDA”) accepted for review the Company’s New Drug Application (“NDA”) seeking approval of ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024. The FDA filing stated it is not currently planning to hold an advisory committee meeting to discuss the application. The Company is preparing for a potential commercial launch in 2024, subject to approval of the NDA.
In conjunction with the submission of the NDA in June 2023, the Company paid a $3.2 million PDUFA application fee to the FDA. The Company requested a small business waiver of this application fee which was approved by the FDA and, as such, the amount has been recorded within Other current assets in the Condensed Consolidated Balance Sheets.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $374.1 million as of September 30, 2023. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
During the nine months ended September 30, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the at-the-market offering program entered into in March 2021 (the “2021 ATM Program”). The shares sold were at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of approximately $56.9 million after deducting issuance costs.
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
The Company’s commercial revenue, if any, will be derived from sales of products that are not expected to be commercially available until the second half of 2024, if ever. Additionally, the Company may enter into out-licensing transactions from time to time but there can be no assurance that the Company can secure such transactions in the future. Accordingly, the Company may need to obtain substantial additional funds to achieve its business objectives including to further advance clinical and regulatory activities, to fund launch related costs and to create an effective sales and marketing organization to commercialize ensifentrine, if approved. Any such funding will need to be obtained through public or private financings, debt financing, collaboration or licensing arrangements or other arrangements. However, there is no guarantee the Company will be successful in securing additional capital on acceptable terms, or at all.

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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the nine months ended September 30, 2023.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Clinical trial and other development costs	$1,486	$12,314
Professional fees and general corporate costs	2,245	1,364
People related costs	3,666	74
Total accrued expenses	$7,397	$13,752
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
The Oxford Term A Loan and Oxford Term B Loan (together, the “Oxford Term Loan Advances”) bear interest at a variable rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”) and shall not increase by more than 2.00% above the Basic Rate as of the funding date of each such term loan. For the nine months ended September 30, 2023, the effective interest rate was approximately 12% per annum. There was no material difference between the carrying value and the estimated fair value of the Oxford Term Loan Advances outstanding.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$1,110	$916	$3,336	$3,785
Selling, general and administrative	3,969	1,900	11,107	5,832
Total	$5,079	$2,816	$14,443	$9,617
Share options
The following table shows share option activity, in ordinary shares, in the period:

Number of share options outstanding
Balance as of December 31, 2022	19,276,496
Granted	1,320,000
Forfeited	(240,000)
Exercised	(1,050,192)
Balance as of March 31, 2023	19,306,304
Granted	2,824,000
Expired	(80,000)
Exercised	(120,000)
Balance as of June 30, 2023	21,930,304
Granted	1,400,000
Forfeited	(60,000)
Expired	(160,000)
Exercised	(88,000)
Balance as of September 30, 2023	23,022,304
Restricted stock units activity
The following table shows restricted stock unit (“RSU”) activity, in ordinary shares, in the period:

Number of RSUs outstanding
Balance as of December 31, 2022	34,542,344
Vested	(4,305,120)
Balance as of March 31, 2023	30,237,224
Vested	(3,680,224)
Balance as of June 30, 2023	26,557,000
Vested	(3,644,752)
Balance as of September 30, 2023	22,912,248

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,687)	$(15,647)	$(40,237)	$(58,250)
Denominator:
Weighted-average shares outstanding - basic and diluted	638,239	544,134	631,448	503,752
Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.12)
During the three and nine months ended September 30, 2023 and 2022, outstanding share options, RSUs and warrants over 45.9 million and 57.7 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 8 - Commitments and contingencies
In the three months ended March 31, 2023, the Company accrued up to the maximum exposure of $6.9 million related to a matter with a supplier and also had certain invoices in the amount of $1.5 million in accounts payable to the same supplier. Both items were settled in June 2023 for $2.1 million. This resulted in a net reversal of $6.3 million in the three months ended June 30, 2023 and a net reversal of $1.5 million in the nine months ended September 30, 2023 in Research and development costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
In August 2023, the Company entered into an Agreement of Sublease (the “Sublease”), pursuant to which the Company will sublease approximately 31,845 square feet of office space in Raleigh, NC. The term of the Sublease will commence on December 1, 2023, and shall expire on October 31, 2027. The total minimum future lease payments will be $2.8 million.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates for COPD and other respiratory indications, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and commercialization, research and development costs, timing and likelihood of success, the potential impact and benefits of ensifentrine or any other product candidates, potential collaborations, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available from cash receipts from U.K. tax credits and the remaining $130 million expected under the debt facility secured in October 2022 and related timing, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one molecule.
Initially, we are developing inhaled ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If successfully developed and approved, ensifentrine is expected to be the first therapeutic with a novel mode of action for the maintenance treatment of COPD in over a decade.
In August 2023, the U.S. Food and Drug Administration (“FDA”) accepted for review our New Drug Application (“NDA”) seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024. The FDA stated it is not currently planning to hold an advisory committee meeting to discuss the application.
Based on the results from our successful Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) program, we believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD. Ensifentrine met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, other endpoint data demonstrated that ensifentrine substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ensifentrine was well tolerated in both trials.
We recently presented additional analyses of data from the ENHANCE trials at international scientific conferences:
•In October 2023, we gave 4 presentations on pooled and subgroup analyses from ENHANCE-1 and ENHANCE-2 covering data related to exacerbations, lung function, symptoms and quality of life endpoints and use of daily medication, at CHEST Annual Meeting 2023. The data are published in the CHEST Annual Meeting online supplement.
•Also at CHEST Annual Meeting, we launched a disease awareness campaign highlighting that despite suffering symptoms that have a substantial impact on everyday life, many COPD patients struggle to fully disclose to their healthcare provider the true extent or severity of their symptoms. This campaign was designed to encourage healthcare providers to find out how patients are coping with COPD.
•In September 2023, we gave a presentation on an analysis of the ENHANCE-1 24-week exacerbation data at ERS International Congress 2023. The abstract is published in the peer reviewed publication, European Respiratory Journal.
If approved, we intend to commercialize inhaled ensifentrine for the maintenance treatment of COPD in the United States (“U.S.”). Ensifentrine is not considered a drug device combination because patients use a readily available standard jet nebulizer to take ensifentrine. Outside the U.S., we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China.
In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). Two additional formulations of ensifentrine have been evaluated in Phase 2 trials for the treatment of COPD: dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $374.1 million as of September 30, 2023. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
We anticipate significant expenses in connection with our ongoing activities, if and as we:
•establish a sales, marketing and distribution infrastructure, ramp up production to commercial scale with our manufacturing and other Chemistry, Manufacturing and Controls activities to potentially commercialize any products for which we may obtain regulatory approval;

•continue the clinical development of our DPI and pMDI formulations of ensifentrine and research and development of other formulations of ensifentrine, as well as a fixed-dose combination of ensifentrine and a long-acting muscarinic antagonist;
•initiate and conduct further clinical trials for ensifentrine for the treatment of non-CF bronchiectasis, acute COPD, CF or any other indication;
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
We believe that our cash and cash equivalents as of September 30, 2023, together with expected cash receipts from U.K. tax credit program and the remaining $130.0 million funding expected to become available under the debt financing facility secured in October 2022 (the “Oxford Term Loan”), will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the commercial launch of ensifentrine in the U.S., if approved. The Oxford Term Loan advances are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. Refer to Note 5 - Term Loan for additional information on the Oxford Term Loan.

Clinical development update
Phase 3 ENHANCE program
We reported positive top-line results from ENHANCE-2 and ENHANCE-1, in August and December 2022, respectively. Ensifentrine successfully met the primary endpoints in both trials, demonstrating statistically significant and clinically meaningful improvements in measures of lung function in moderate to severe COPD patients. Improvements in symptoms and quality of life measures were shown in both trials, which reached statistical significance in ENHANCE-1. Other endpoint data showed ensifentrine substantially reduced the rate and risk of moderate to severe COPD exacerbations and was well tolerated in both trials.
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

Planned Clinical Development Activities
Ensifentrine / Long-Acting Muscarinic Antagonist (“LAMA”) fixed-dose combination

Fixed-dosed combination therapies, such as LABA/LAMA, LABA/ICS and LABA/LAMA/ICS, are commonly used in the treatment of COPD. These combinations are currently only available as DPI and pMDI therapies. Based on market research, there is an unmet need for a nebulized fixed-dose combination therapy. We believe the combination of ensifentrine with a LAMA will provide COPD patients with the first nebulized fixed-dosed combination that provides bronchodilation through a dual mechanism and also non-steroidal anti-inflammatory effects via PDE inhibition. We are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a LAMA, for the maintenance treatment of patients with COPD via delivery in a nebulizer format. If a feasible formulation is developed, we plan to submit to the FDA an investigational new drug application (“IND”) and, if cleared by the FDA, commence a Phase 2 clinical program in the second half of 2024 assessing the efficacy and safety of the fixed-dose combination compared with each single drug component in patients with COPD.
Non-cystic fibrosis bronchiectasis (“NCFB”)
NCFB is a severe chronic condition where the airways of the lung become abnormally widened, leading to a cycle of infection, inflammation, and exacerbations that cause lung tissue damage. The condition affects approximately 370,000 patients in the U.S. and there are currently no therapies approved specifically for the treatment of NCFB. The current standard of care treatment for patients with NCFB comprises bronchodilators, antibiotics, steroids and surgery. Based on the clinical profile of ensifentrine in patients with COPD, including reduction in exacerbation burden, improvements in lung function and a mechanism of action supporting enhanced mucociliary clearance, we believe that ensifentrine, if approved, could be an effective treatment of NCFB. If the FDA approves our NDA for ensifentrine as a maintenance treatment of COPD, we plan to commence a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with NCFB in the second half of 2024, if cleared by the FDA.
Nuance Pharma
In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its IND application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. In April 2023, Nuance Pharma dosed the first subject in its pivotal Phase 3 clinical trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China.
Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2022 Form 10-K during the nine months ended September 30, 2023.
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
As the Phase 3 ENHANCE program has completed study conduct and analysis, we expect our research and development costs to decrease as compared to the prior year same period over the next several quarters until we add new compounds or develop ensifentrine further in other delivery methods or indications. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
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

Results of operations for the three months ended September 30, 2023 and 2022
The following table shows our statements of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$2,958	$9,838	$(6,880)
Selling, general and administrative	13,353	5,290	8,063
Total operating expenses	16,311	15,128	1,183
Operating loss	(16,311)	(15,128)	(1,183)
Other income/(expense):
Research and development tax credit	(309)	2,127	(2,436)
Interest income	3,390	779	2,611
Interest expense	(401)	(116)	(285)
Foreign exchange (loss)/gain	(1,012)	(3,245)	2,233
Total other income/(expense), net	1,668	(455)	2,123
Loss before income taxes	(14,643)	(15,583)	940
Income tax expense	(44)	(64)	20
Net loss	$(14,687)	$(15,647)	$960
Research and development costs
Research and development costs were $3.0 million for the three months ended September 30, 2023, compared to costs of $9.8 million for the three months ended September 30, 2022, a decrease of $6.9 million. This decrease was primarily due to a $7.9 million decrease in clinical trial and other development costs as, at the end of the third quarter of 2023, all study conduct and analysis of the Phase 3 ENHANCE program was complete, whereas in the same period in the prior year significant costs were incurred associated with the then ongoing study conduct. The current period clinical trial and other development costs also include the impact of $2.2 million of credits received related to the final financial reconciliation of a Phase 3 ENHANCE program supplier. This decrease was partially offset by an increase of $0.7 million in people related costs, inclusive of share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $13.4 million for the three months ended September 30, 2023, compared to $5.3 million for the three months ended September 30, 2022, an increase of $8.1 million. This increase was primarily due to a $4.7 million increase in people related costs, inclusive of share-based compensation, as well as an increase of $2.9 million for costs primarily related to the build out of commercial and information technology infrastructure in preparation for a potential commercial launch.
Other income/(expense)
Other income/(expense) for the three months ended September 30, 2023 was income of $1.7 million compared to expense of $0.5 million for the three months ended September 30, 2022, an increase of $2.1 million. This increase was primarily due to increases of $2.6 million in interest income from higher cash balances and higher interest rates and $2.2 million related to a greater impact of the pound sterling weakening against the dollar in the prior year than the same period of the current year. These increases were partially offset by a decrease in the R&D tax credit compared the same period in the prior year of $2.4 million due to the prior year comparable period having higher qualifying clinical trial and other development costs while the current year period included the impact of the Phase 3 ENHANCE program supplier final reconciliation credits discussed above.

Results of operations for the nine months ended September 30, 2023 and 2022
The following table shows our statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development (Note 8)	$13,094	$42,445	$(29,351)
Selling, general and administrative	35,381	18,256	17,125
Total operating expenses	48,475	60,701	(12,226)
Operating loss	(48,475)	(60,701)	12,226
Other income/(expense):
Research and development tax credit	70	8,838	(8,768)
Interest income	9,469	959	8,510
Interest expense	(1,434)	(291)	(1,143)
Foreign exchange gain/(loss)	660	(6,830)	7,490
Total other income, net	8,765	2,676	6,089
Loss before income taxes	(39,710)	(58,025)	18,315
Income tax expense	(527)	(225)	(302)
Net loss	$(40,237)	$(58,250)	$18,013
Research and development costs
Research and development costs were $13.1 million for the nine months ended September 30, 2023, compared to $42.4 million for the nine months ended September 30, 2022, a decrease of $29.4 million. This decrease was primarily due to a $30.9 million decrease in clinical trial and other development costs as the Phase 3 ENHANCE program had completed study conduct and analysis as of the end of the current period whereas in the same period in the prior year significant costs were incurred associated with the then ongoing study conduct. The current period clinical trial and other development costs also include the impact of $2.2 million of credits received related to the final financial reconciliation of a Phase 3 ENHANCE program supplier. The decrease in clinical trial and other development costs also includes a reversal of $1.5 million of costs which were expensed in the year ended December 31, 2022 related to the resolution of the supplier matter, as discussed in Note 8 - Commitments and contingencies. This decrease was partially offset by a $0.8 million increase in people related costs, inclusive of share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $35.4 million for the nine months ended September 30, 2023 compared to $18.3 million for the nine months ended September 30, 2022, an increase of $17.1 million. This increase was driven primarily by a $12.4 million increase in people related costs, inclusive of share-based compensation, an increase of $7.0 million related to the build out of information technology and commercial infrastructure in preparation for a potential commercial launch and other corporate costs. These increases were partially offset by a non-recurring $2.0 million charge related to the modification of the assignment and license agreement with Ligand UK Development Limited, which was incurred in the three months ended March 31, 2022.
Other income/(expense)
Other income/(expense) for the nine months ended September 30, 2023 was income of $8.8 million compared to $2.7 million for the nine months ended September 30, 2022, an increase of $6.1 million. This increase was primarily due to an increase of $8.5 million in interest income from a higher average cash balance and higher interest rates as well as an increase of $7.5 million related to the strengthening of the pound sterling while the pound sterling weakened in the comparable period in the prior year. This was partially offset by a $8.8 million decrease in the R&D tax credit due to the relative activity of the Phase 3 ENHANCE program in the current period as compared to the same period in the prior year as well as the impact of the supplier final reconciliation credits.

Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Cash and cash equivalents at beginning of the period	$227,827	$148,380	$79,447
Net cash used in operating activities	(39,820)	(52,124)	12,304
Net cash used in investing activities	—	(29)	29
Net cash provided by financing activities	68,857	138,204	(69,347)
Effect of exchange rate changes on cash and cash equivalents	502	(2,730)	3,232
Cash and cash equivalents at end of the period	$257,366	$231,701	$25,665
Operating activities
Net cash used in operating activities was $39.8 million in the nine months ended September 30, 2023, compared to $52.1 million during the nine months ended September 30, 2022, a decrease of $12.3 million. The decrease in cash used in operating activities was primarily due to the decrease in clinical trial and other development costs, partially offset by payments made throughout the nine months ended September 30, 2023 related to Accounts payable and Accrued expenses balances included on the Consolidated Balance Sheet as of December 31, 2022, as well as a $3.2 million Prescription Drug User Fee Act (“PDUFA”) application fee paid to the FDA in connection with our NDA submission. We have requested a small business waiver of this application fee and, as such, the amount has been recorded within Other current assets in the Condensed Consolidated Balance Sheets.
Financing activities
Net cash provided by financing activities was $68.9 million in the nine months ended September 30, 2023, compared to net cash provided by in financing activities of $138.2 million in the nine months ended September 30, 2022, a decrease of $69.3 million. The decrease in cash provided by financing activities was primarily due to net proceeds from the August 2022 follow-on offering, partially offset by the 2023 proceeds from issuance of ordinary shares of $56.9 million and the proceeds from our draw under the Oxford Term Loan of $10.0 million.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities and from upfront payments from the Nuance Agreement.
We have incurred recurring losses since inception, including net losses of $40.2 million for the nine months ended September 30, 2023, and $68.7 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $374.1 million. We expect to continue to generate operating losses for the foreseeable future.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Oxford Term Loan.
2023 Financing and Capital Transactions
During the nine months ended September 30, 2023, we completed the following financing and capital transactions
•Received $10.0 million under the second term loan advance related to the Oxford Term Loan;
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
See also Note 5 - Term Loan to the condensed consolidated financial statements for additional information on the Oxford Term Loan and to Note 1 - Organization and description of business operations for additional information on 2023 activity under the 2021 ATM Program.
Funding requirements
We believe that our cash and cash equivalents as of September 30, 2023, together with, expected cash receipts from U.K. tax credits and additional funding expected to become available under the Oxford Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2025, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the Oxford Term Loan are contingent upon the passage of time or achievement of certain regulatory milestones and other specified conditions. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
We may require additional capital to commercialize ensifentrine, to continue the clinical development of ensifentrine in other indications or in DPI and pMDI formulations of ensifentrine and to research and develop additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financing, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
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
Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available until the second half of 2024, if ever. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
Investing in our ADSs involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business and Industry
We have a limited operating history and have never generated any product revenue.
We are a clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $40.2 million for the nine months ended September 30, 2023, and $68.7 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $374.1 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, our only product candidate, and from general and administrative costs that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine, and seek to obtain regulatory approval for and commercialize ensifentrine. We anticipate that our expenses will increase substantially as we:
•initiate and conduct clinical trials of ensifentrine for the treatment of non-cystic fibrosis bronchiectasis (“NCFB”), cystic fibrosis (“CF”), asthma or other indications;
•initiate and conduct other future clinical trials of ensifentrine in other formulations, including in combination with other active ingredients including fixed-dose combinations, for the treatment of COPD or other indications;
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

We have devoted substantially all of our financial resources and efforts to the research and development, pre-clinical studies and clinical trials, and commercialization of nebulized ensifentrine for the maintenance treatment of COPD in the US. We are continuing development of ensifentrine in other formulations and for other indications, and for commercialization in other territories.
To become and remain profitable, we must succeed in developing, and eventually commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of ensifentrine in other formulations and other indications, discovering and developing additional product candidates, obtaining regulatory approval for ensifentrine and any future product candidates that successfully complete clinical trials, establishing manufacturing, commercial and marketing capabilities and ultimately distributing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability.
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
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct clinical trials and prepare for commercialization of ensifentrine, and develop and prepare for the commercialization of ensifentrine in other formulations or for other indications. In addition, if we obtain regulatory approval for ensifentrine or any other product candidates, we expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the United States and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
If we obtain regulatory approval for ensifentrine for the treatment of COPD in the US, we estimate that our existing cash resources, expected cash receipts from the UK tax credit program and additional funding expected to become available under the debt facility with Oxford Finance Luxembourg S.À R.L. (“Oxford Term Loan”) will enable the Company to fund planned operating expenses and capital expenditure requirements through at least the end of 2025 including the commercial launch of ensifentrine. Future advances under the Oxford Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
•the cost, progress and results of any clinical trials for the treatment of NCFB, CF, asthma or other indications, or for other formulations of ensifentrine including fixed-dose combination products;
•the cost of manufacturing clinical and, if approved, commercial supplies of the ensifentrine active ingredient and derived formulated drug products;
•the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for ensifentrine in other indications and of the development of DPI and pMDI formulations of ensifentrine, or fixed-dose combination formulations of ensifentrine for the maintenance treatment of COPD and potentially NCFB, CF, asthma and other respiratory diseases;
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
We do not currently generate any revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. We have invested substantially all of our efforts and financial resources in the development of ensifentrine, and we do not have any other product candidate currently under development. Our ability to generate royalty and product revenues, will depend heavily on the successful commercialization of ensifentrine, if approved, which may never occur. Ensifentrine will require regulatory approval, procurement of manufacturing supply, commercialization, substantial additional investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ensifentrine or any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA, the European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for ensifentrine or any future product candidate. In August 2023, the FDA accepted for filing our NDA seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024, but we cannot guarantee that it will be approved, or that it will be approved with the labeling claims necessary or desirable for the successful commercialization of ensifentrine. In addition, we have not submitted a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities. The success of ensifentrine will depend on many factors, including the following:
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
•if FDA or other regulatory authorities determine that inspections of the manufacturing facilities or clinical sites for our product candidates are required in connection with a marketing application, and such regulatory authorities are unable to conduct such inspections, whether due to geopolitical conflict, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, or travel restrictions, such as those imposed during the COVID-19 pandemic;
•the applicable regulatory authorities may not accept data generated at our clinical trial sites due to Good Clinical Practice (“GCP”) compliance issues, misconduct, or other reasons;
•if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the applicable regulatory authorities may require development of a risk evaluation and mitigation strategy (“REMS”) or similar risk management measures as a condition of approval;
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
We have submitted an NDA for regulatory approval to commercialize ensifentrine in the United States. We may in the future seek regulatory approval to commercialize ensifentrine in the European Union (“EU”) and additional countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries requires us to comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ensifentrine, and we cannot predict success in these jurisdictions.
Our limited operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials in different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials for nebulized ensifentrine for the maintenance treatment of COPD. We have not yet successfully obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf or conducted sales and marketing activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
In October 2022, we and Verona Pharma, Inc. (“Verona U.S.”) entered into a loan and security agreement (the “Loan Agreement”), with Oxford Finance Luxembourg S.À R.L. (“Oxford”), pursuant to which a term loan facility in an aggregate amount of up to $150.0 million, which we refer to as the Oxford Term Loan, is available to us in five tranches. We received the first tranche of $10.0 million (the “Term A Loan”) at closing and a second tranche of $10.0 million on March 24, 2023. Each advance under the Oxford Term Loan accrues interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term SOFR reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.38%, plus (b) 5.50% (the “Basic Rate”); provided, however, that in no event shall the Basic Rate (x) for the Term A Loan be less than 7.88% and (y) for each other advance be less than the Basic Rate on the business day immediately prior to the funding date of such advance.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, or natural disasters including earthquakes, typhoons, floods and fires, or public health emergencies, such as the COVID-19 pandemic.
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
Risks Related to Development, Clinical Testing and Regulatory Approval
Clinical drug development and regulatory approval involve a lengthy and expensive process, with uncertain outcomes. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and regulatory approval of our product candidates.
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
A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The FDA may require us to conduct additional pre-clinical studies or clinical trials that may not be successful, or may not be considered successful by regulators. With respect to ensifentrine, our only product candidate, we have completed multiple Phase 1 and 2 clinical trials for different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials for nebulized ensifentrine for the maintenance treatment of COPD. Based on the results from these studies, we submitted an NDA seeking approval of ensifentrine for the maintenance treatment of COPD, and in August 2023, the FDA accepted for filing our NDA and assigned a PDUFA target action date of June 26, 2024. The FDA’s filing communication gave preliminary notice of two potential review issues regarding the degree to which certain secondary data, such as trough, and exploratory data, such as exacerbation, included in the application could be used to support a favorable benefit-risk profile or efficacy finding, respectively. The FDA noted in the communication that potential review issues may be added, deleted, expanded upon, or modified as they review the NDA.

If we wish to commercialize nebulized ensifentrine for the maintenance treatment of COPD in other territories, the regulatory authorities in such territories may require us to conduct additional pre-clinical studies or clinical trials, and if we wish to commercialize ensifentrine in other formulations or for other indications, we will be required to conduct further clinical studies.
We may experience delays in clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our clinical trials can be delayed, suspended, or terminated, or the utility of data from these trials may be compromised, for a variety of reasons, including the following:
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
•business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, or natural disasters including earthquakes, typhoons, floods and fires;
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
If we experience delays in the completion of any clinical trial of ensifentrine for any indication, or of any other product candidate, or any clinical trial of ensifentrine or any other product candidate is terminated, the commercial prospects of such product candidates may be harmed, and our ability to generate product revenues, if any, will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenue, if any. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and could impair our ability to commercialize our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of ensifentrine or any other product candidate.
Clinical trials must be conducted in accordance with the laws and regulations of the FDA, EU rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs (or other ethics committees) at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of ensifentrine produced under current good manufacturing practice (“cGMP”) and similar foreign requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EU and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.
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
It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).
On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”), launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK compared with other countries.
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
Undesirable side effects that may be caused by ensifentrine could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. We have completed more than 20 Phase 1, 2 and 3 clinical trials of ensifentrine. In these trials, some patients have experienced mild to moderate adverse reactions, including urinary tract infection, back pain and hypertension.
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
We may not be successful in our efforts to develop ensifentrine in different formulations, including fixed-dose combinations, and/or for multiple indications, including NCFB, CF, asthma or other respiratory diseases.
Part of our strategy is to continue to develop ensifentrine in indications other than COPD, such as NCFB, CF and asthma and other formulations including fixed-dose combinations, MDI and DPI. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat NCFB, CF and asthma, we may not be able to develop ensifentrine in these indications or any other disease, or development may not be successful. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. If we do not continue to successfully develop and begin to commercialize ensifentrine for multiple indications or formulations, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
We depend on enrollment of patients in our clinical trials for ensifentrine. If we are unable to enroll patients in our clinical trials, or enrollment is slower than anticipated, our research and development efforts could be adversely affected.
Successful and timely completion of clinical trials for ensifentrine will require that we enroll a sufficient number of patient candidates. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal and other external factors. Patient enrollment depends on many factors, including the size and nature of the patient population, the severity of the disease under investigation, eligibility criteria for the trial, the proximity of patients to clinical sites, the design of the clinical protocol, the ability to obtain and maintain patient consents, the risk that enrolled patients will drop out of a trial, the availability of competing clinical trials, the availability of new drugs approved for the indication the clinical trial is investigating and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Higher than expected numbers of patients could also discontinue participation in the clinical trials. Delays in the completion of any clinical trial of ensifentrine or other product candidates will increase our costs, slow down our development and approval of ensifentrine and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of ensifentrine.
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
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market ensifentrine. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for ensifentrine. Even if we believe the data collected from clinical trials of ensifentrine are promising, such data may not be sufficient to support approval by the FDA, the European Commission or any other regulatory authority. For example, in August 2023, the FDA accepted for filing our NDA seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a PDUFA target action date of June 26, 2024. The NDA filing communication gave preliminary notice of two potential review issues regarding the degree to which certain secondary data, such as trough, and exploratory data, such as exacerbation, included in the application could be used to support a favorable benefit-risk profile or efficacy finding, respectively. The FDA noted in the communication that potential review issues may be added, deleted, expanded upon, or modified as they review the NDA.
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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspection-related activities to ensure the safety of its employees and those of the firms it regulates and any resurgence of the virus or emergence of new variants may lead to further inspection-related delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but, is likely to be significant.

Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•in the EU, interactions between pharmaceutical companies and health care professionals and health care organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to health care professionals and associations on a regular (e.g. annual) basis. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
We are also subject to diverse laws and regulations relating to data privacy and security in the EU and the EEA, including the GDPR. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (the “DPF”), as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
Relatedly, since the beginning of 2021, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Given the number of products already on the market to treat COPD, asthma and CF, we expect to face intense competition if ensifentrine is approved for these indications. Companies including Boehringer Ingelheim, GlaxoSmithKline, AstraZeneca, Novartis, Vertex, Viatris, Theravance, Gilead and Genentech currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. If we successfully develop and commercialize ensifentrine, it will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render ensifentrine obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
•implement more effective approaches to sales, marketing and distribution; or
•form more advantageous strategic alliances.
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
•availability of adequate coverage, reimbursement and adequate payment from health maintenance organizations and other insurers, both public and private; and
•other potential advantages over alternative treatment methods.
If ensifentrine fails to gain market acceptance, this will adversely impact our ability to generate revenues. Even if ensifentrine achieves market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.
We are currently developing our commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement infrastructure. If we are not successful in developing commercial capabilities and infrastructure, including sales, marketing, operations, distribution and reimbursement capabilities on our own or through collaborations, we may not be successful in commercializing ensifentrine.
We are developing sales, marketing, and operations, distribution and reimbursement capabilities and infrastructure and we have not previously marketed, sold or distributed pharmaceutical products. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize ensifentrine, is expensive and time consuming. Some or all of these costs are incurred in advance of any approval of ensifentrine. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of ensifentrine.
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
Under the Nuance Agreement, we are dependent upon Nuance Pharma to successfully develop and commercialize Nuance Licensed Products. Although we have formed a joint steering committee with Nuance Pharma to oversee and coordinate the overall conduct of the clinical development and commercialization of the Nuance Licensed Products in Greater China, we do not control all aspects of Nuance Pharma’s development and commercialization or the resources it allocates to the development of the Nuance Licensed Products identified under the Nuance Agreement. Our interests and Nuance Pharma’s interests may differ or conflict from time to time, or we may disagree with Nuance Pharma’s level of effort or resource allocation. Nuance Pharma may internally prioritize programs under development within the collaboration differently than we would, or it may not allocate sufficient resources to effectively or optimally develop or commercialize the Nuance Licensed Products. If these events were to occur, our ability to receive revenue from the commercialization of the Nuance Licensed Products would be reduced, and our business would be adversely affected. In addition, under the Nuance Agreement, we have an obligation to supply Nuance Pharma with the ensifentrine drug product for their development and commercialization activities in Greater China and if our supply price is too high, the price at which Nuance Pharma sells the drug product in Greater China may not be competitive, which could have a material adverse effect on Nuance Pharma’s ability to successfully commercialize Nuance Licensed Products and the returns that we generate under the Nuance Agreement. Furthermore, the safety and/or efficacy data from Nuance Pharma’s clinical development activities could for various reasons differ from our data and could potentially impact our clinical development and commercialization activities, including our ability to obtain regulatory approval of ensifentrine in the United States and other countries.
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
•safety and/or efficacy data from a collaborator’s clinical development activities may conflict with our data and could potentially impact our global clinical development and commercialization activities;

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
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information and personally identifiable information of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work. Further, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to damage, attack or interruption from computer viruses, malware (e.g ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
We expect to expand our development, regulatory, commercial, sales, marketing, reimbursement and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial operations and sales, marketing, reimbursement and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Risks Related to Our ADSs
Certain of our shareholders, members of our board of directors, and senior management own a majority of our ordinary shares (including ordinary shares represented by ADSs) and as a result, are able to exercise significant control over us.
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
Holders of our ADSs are not able to exercise voting rights attaching to the ordinary shares evidenced by our ADSs on an individual basis. Holders of our ADSs have appointed a depositary as their representative to exercise the voting rights attaching to the ordinary shares represented by their ADSs. Holders of our ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their

ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of our ADSs may not be able to exercise voting rights and may lack recourse if their ADSs are not voted as requested. In addition, holders of our ADSs will not be able to call a shareholders’ meeting.
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
Management is required to assess the effectiveness of our internal controls annually. However, for as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements requiring us to incur the expense of remediation and could also result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

Broadly, SME R&D Relief comprises two elements, (a) allowing qualifying SMEs to deduct a total of 230% expected to reduce to 186% for expenditure incurred on or after April 1, 2023 of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 130% deduction (expected to reduce to 86% for expenditure incurred after April 1, 2023) plus the usual 100% deduction), or the SME R&D Additional Deduction and, (b) where there are not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D Additional Deduction, the excess (“surrenderable losses”) can be carried forward to offset against future taxable profits, or a tax credit currently equal to 10%, reduced from 14.5% beginning April 1, 2023, of such surrenderable loss can be claimed in cash, or the SME R&D Tax Credit.
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
In the financial statements for the year ended December 31, 2021, we recorded an SME R&D Tax Credit of $15.6 million which was subsequently received in cash in the year ended December 31, 2022. For the year ended December 31, 2022, we recorded an SME R&D Tax Credit of $9.6 million which we expect to receive in the year ending December 31, 2023.
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
Unstable market and economic conditions may have serious adverse consequences on our business and financial condition and the price of our ADSs. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United Kingdom or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our ADSs may be adversely affected.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for and maintain compliance with Section 404(b), we are in the process of documenting and evaluating our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated, and will need to continue to dedicate, internal resources, engage outside consultants and pursue a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Business interruptions could adversely affect our operations.
Our operations are potentially vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, such as COVID-19, and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1	Agreement of Sublease, dated August 28, 2023, by and between Verona Pharma, Inc. and insightsoftware, LLC.	8-K	001-38067	10.1	09/01/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: November 2, 2023	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer