Form 10-K
period 2023-12-31
Verona Pharma plc
filed 2024-02-29
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $1.5 billion as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this disclosure, shares held by executive officers, directors and certain shareholders of the registrant as of such date have been excluded because such persons or entities may be deemed to be affiliates of the registrant.
As of February 23, 2024, the registrant had 646,524,958 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 80,815,620 American Depositary Shares, each representing eight (8) ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and the expected regulations applicable to ensifentrine, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available under the 2023 Term Loan and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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
•The advances under the $400.0 million 2023 Term Loan are contingent upon achievement of certain clinical and regulatory milestones and other specified conditions. If we fail to meet those conditions, we will need to find alternative sources of funding;
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
•If we are unable to enroll patients in our clinical trials for other indications, or enrollment is slower than anticipated, our research and development efforts could be adversely affected;
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
•The collaboration and license agreement with Nuance Pharma is important to our business. If Nuance Pharma is unable to develop and commercialize products containing ensifentrine in Greater China, if we or Nuance Pharma fail to adequately perform under the Nuance Agreement, or if we or Nuance Pharma terminate the Nuance Agreement, our business would be adversely affected;
•If we fail to enter into new strategic relationships for ensifentrine, our business, research and development and commercialization prospects could be adversely affected;
•We rely, and expect to continue to rely, on third party manufacturers and suppliers for production of the active pharmaceutical ingredient ensifentrine and formulated drug products derived therefrom. Our dependence on these third parties may impair the advancement of our research and development programs and the development of ensifentrine;
•We rely, and expect to continue to rely, on third parties for the sales, marketing, reimbursement and distribution of our drug products, and a failure by these third parties to adequately perform would adversely affect our business;

•Our and our manufacturers’, suppliers’ and other critical third parties’ cybersecurity risk management program and processes may not be effective in protecting our systems, networks and Confidential Information;
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

Item 1.    Business
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the chronic treatment of respiratory diseases with significant unmet medical needs. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one molecule.
Initially, we are developing inhaled ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If approved, ensifentrine is expected to be the first inhaled therapeutic with a novel mode of action for the maintenance treatment of COPD in over 20 years.
In August 2023, the U.S. Food and Drug Administration (“FDA”) accepted for review our New Drug Application (“NDA”) seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024. The FDA stated it is not currently planning to hold an advisory committee meeting to discuss the application.
Based on the results from our successful Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) program, we believe ensifentrine, if approved, has the potential to change the treatment paradigm for COPD. Ensifentrine met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In key secondary endpoints, ensifentrine demonstrated early and sustained improvements in symptoms and quality of life. In addition, other endpoint data demonstrated that ensifentrine substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ensifentrine was well tolerated in both trials.
During 2023, we presented additional analyses of data from the ENHANCE trials at international scientific conferences and the data were published in peer reviewed publications:
•In May 2023, we presented 12 abstracts and a symposium on expanded pre-specified and post hoc analyses of the ENHANCE trials including subgroup and pooled data covering exacerbations, use of rescue medication and healthcare utilization, at the American Thoracic Society International Conference ("ATS") 2023. An overview of the ENHANCE trial results was presented as part of the Clinical Trial Symposium reserved for highlighting new innovative medicines. In summary, ensifentrine demonstrated highly consistent results across all the clinically relevant subgroups and pooled analyses assessed including improvements in lung function and reductions in exacerbation rate and risk. Other key analyses demonstrated improvements with ensifentrine in symptoms and quality of life measures, including SGRQ* subdomains, as well as reductions in the use of rescue medication and healthcare utilization. Furthermore, ensifentrine was shown to be well tolerated in an expanded safety analysis.
*St. George’s Respiratory Questionnaire is a validated patient reported outcome tool
•The abstracts were published on the ATS website and in the American Journal of Respiratory and Critical Care Medicine ("AJRCCM");
•In June 2023, the ENHANCE results were published in AJRCCM;
•In September 2023, we presented an analysis of the ENHANCE-1 24-week exacerbation data at ERS International Congress 2023, which demonstrated treatment with ensifentrine substantially decreased the rate and risk of moderate and severe COPD exacerbations. The abstract was published in the European Respiratory Journal; and
•In October 2023, we gave 4 presentations on pooled and subgroup post-hoc analyses from ENHANCE-1 and ENHANCE-2 covering data related to exacerbations, lung function, symptoms and quality of life endpoints and use of daily rescue medication, at CHEST Annual Meeting 2023. The data demonstrated treatment with ensifentrine substantially reduced the rate and risk of COPD exacerbations regardless of recent exacerbation history and was well tolerated. In addition, subgroup analyses showed treatment with ensifentrine resulted in improvements in lung function, symptoms, and quality of life measures, reductions in the rate and risk of exacerbations regardless of background therapy as well as reductions in daily rescue medication use. The data were published in the CHEST Annual Meeting online supplement. Also, at CHEST, we launched a disease awareness campaign highlighting how many COPD patients struggle to talk about their condition.
While we remain focused on the U.S. commercialization of ensifentrine, we are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a long-acting muscarinic antagonist (“LAMA”), for the maintenance treatment of patients with COPD via delivery in a nebulizer. Following development activities to confirm a feasible formulation, in the second half of 2024, we plan to submit an Investigational New Drug application (“IND”) to the FDA and, subject to clearance, initiate a Phase 2 clinical trial assessing the safety and efficacy of the fixed-dose combination formulation in COPD patients.
Also in the second half of 2024, we plan to commence a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with non-cystic fibrosis bronchiectasis (“NCFBE”), subject to clearance by the FDA
In Phase 2 clinical trials, ensifentrine has demonstrated positive results in patients with COPD, asthma and cystic fibrosis (“CF”). Two additional formulations of ensifentrine have been evaluated in Phase 2 trials for the treatment of COPD: dry powder inhaler (“DPI”) and pressurized metered-dose inhaler (“pMDI”). Ensifentrine has shown positive Phase 2 data in COPD trials when delivered by each of these formulations.
We believe the development of ensifentrine in cystic fibrosis and asthma as well as the additional formulations of ensifentrine provides pipeline expansion and lifecycle opportunities as well as potential for collaborations outside the US.
If approved, we intend to commercialize inhaled ensifentrine for the maintenance treatment of COPD in the United States (“U.S.”). Although we believe ensifentrine will not be regulated as a drug device combination, patients use a readily available standard jet nebulizer to take ensifentrine. Outside the US, we intend to license ensifentrine to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China. In 2023, Nuance enrolled the first subject in its pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China.

Overview of COPD and current treatments
COPD is a common, progressive, life-threatening respiratory disease without a cure. It causes loss of lung function, leading to debilitating breathlessness, hospitalizations, and death. COPD has a major impact on everyday life. Patients struggle with basic activities such as getting out of bed, showering, eating, and walking. Worldwide, COPD affects approximately 392 million people and is the third leading cause of death, according to the Global Initiative for Chronic Obstructive Lung Disease.
The goal of COPD pharmacological therapy is to improve patients’ quality of life by reducing symptoms, decreasing the quantity and severity of exacerbations (often an escalation of symptoms) and to improve patients’ ability to function.
For approximately 40 years, the treatment of COPD has been dominated by three classes of inhaled therapies approved for use by the FDA and the European Commission based on the European Medicines Agency’s (“EMA”) opinion: anti-muscarinics, beta-agonists and inhaled corticosteroids (“ICSs”). COPD patients are frequently treated with bronchodilators, including LAMAs and long-acting beta-agonists (“LABAs”), to relieve airway constriction and make it easier to breathe. In addition, patients at risk for exacerbations may be prescribed ICSs to prevent them.
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
Approximately 8.6 million COPD patients in the U.S. receive LAMA, LABA, or ICS treatments alone or in combination regardless of COPD severity. Despite these medications and the earlier use of dual (LAMA / LABA) and triple (LAMA / LABA / ICS) therapies, many patients continue to suffer debilitating symptoms. According to a December 2022 study by Phreesia, 49% of patients continue to have symptoms more than 24 days a month. This burden leaves a significant opportunity for new inhaled therapies that offer additional benefit added to the three main classes of treatment. New treatment options are urgently needed to help improve lung function and symptoms, reduce exacerbations and improve overall quality of life in these patients.
Ensifentrine
Ensifentrine is an investigational, first-in-class, inhaled, small molecule and selective, dual PDE3 and PDE4 inhibitor. This dual inhibition enables it to act as a bronchodilator and a non-steroidal anti-inflammatory agent in a single compound. Importantly, ensifentrine’s therapeutic profile differentiates it from existing classes of bronchodilator and anti-inflammatory treatments. We are not aware of any other single compound in clinical development in the U.S. or Europe or approved by the FDA nor the European Commission for the treatment of respiratory diseases that acts both as a bronchodilator and anti-inflammatory agent. If successfully developed and approved, inhaled ensifentrine has the potential to be the first novel class of therapeutic in COPD in over 20 years and to become the only bronchodilator option that could be added to existing classes of inhaled therapies including LAMA, LABA and ICS.

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
Dual inhibition of PDE3 and PDE4 has shown enhanced or synergistic effects compared with inhibition of either PDE alone on contraction of airway smooth muscle and suppression of inflammatory mediator release in several preclinical studies. We believe these enhanced effects may increase the utility of ensifentrine in the treatment of respiratory diseases including COPD, NCFBE, asthma and CF.

We believe ensifentrine has the potential to address the large unmet need in treating COPD with its improvements in lung function, COPD symptoms and quality of life.
Development of ensifentrine
Clinical development of ensifentrine in COPD

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

Formulations
We have developed formulations of ensifentrine for the three most widely used inhalation devices: nebulizer, DPI and pMDI. The nebulized formulation of ensifentrine is designed to be suitable for use in a standard jet nebulizer, not a proprietary device. Delivery of COPD medications by nebulizer is important because such medications can be used by adults of almost any age and dexterity and regardless of peak inspiratory flow, offering advantages to patients who struggle to operate handheld inhaler devices or have low peak inspiratory flow. DPI and pMDI handheld inhaler formats are relatively portable and convenient and are also important delivery mechanisms.
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
We have successfully demonstrated proof of concept in Phase 2 COPD trials with all three formulations. In addition, the data from Phase 2 trials were consistent across the three formulations. All three dosage forms have demonstrated statistically significant and clinically meaningful improvements in lung function and duration of action, supporting twice-daily dosing and a safety profile similar to placebo.

Pipeline
The following table summarizes our development programs.
Planned Clinical Development Activities
Ensifentrine / LAMA fixed-dose combination
Fixed-dose combination therapies such as LABA / LAMA, LABA / ICS and LABA / LAMA / ICS are commonly used in the treatment of COPD and, based on our market research, an unmet need exists for a nebulized fixed-dose combination therapy. We believe the combination of ensifentrine with a LAMA could provide COPD patients with the first nebulized fixed-dosed combination with the potential to provide bronchodilation through a dual mechanism and also non-steroidal anti-inflammatory effects via PDE inhibition. We are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a LAMA, for the maintenance treatment of patients with COPD via delivery in a nebulizer. We have filed patent applications in multiple jurisdictions including the US.
If a feasible formulation is developed, in the second half of 2024, we plan to submit an IND application to the FDA and, if allowed to proceed, initiate a Phase 2 clinical trial assessing the safety and efficacy of the fixed-dose combination formulation in COPD patients.
Non-cystic fibrosis bronchiectasis
NCFBE is a chronic lung disease characterized by persistent cough, excess sputum production and frequent respiratory infections with more severe patients suffering exacerbations. The condition affects up to 500,000 adults in the U.S. and no therapies are specifically approved to treat it. Physicians currently use bronchodilators, antibiotics, steroids, mucus thinners and surgery.
Based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, we believe that ensifentrine could potentially be an effective treatment for NCFBE. We plan to commence a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with NCFBE in the second half of 2024, if allowed to proceed by the FDA.
Potential additional indications for ensifentrine
Cystic fibrosis and asthma

In addition to COPD and NCFBE, we believe ensifentrine has potential applications in other respiratory diseases including CF and asthma providing pipeline expansion opportunities and the potential for collaborations outside the US.
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
COMMERCIALIZATION
During 2023, we continued to build our commercial capabilities and launch readiness in preparation for the potential approval of ensifentrine. Key pre-commercialization activities included the addition of experienced executives, launch of a disease awareness campaign, continued refinement and implementation of our patient support and distribution strategy as well as beginning development of our ensifentrine launch materials all supported by extensive market research.

We significantly expanded our headcount to 79 employees adding key leadership positions across medical affairs, compliance, manufacturing, finance and IT and deepened our commercial teams in marketing, market access and commercial operations. These appointments included Senior Vice President, Medical Affairs, Vice President, Compliance and Vice President, Pharmacovigilance.
In addition, we launched the disease awareness campaign, titled “Unspoken COPD”. This campaign highlights how many patients still suffer from persistent symptoms that effect everyday life. The campaign encourages healthcare professionals (“HCPs”) to enquire further to understand how their patients are coping with COPD.
Looking ahead, we will continue to progress our go-to-market strategy with the finalization of many key tactics including pricing, distribution and patient support services, HCP and patient engagement plans and the continued rollout of our disease awareness campaign.

United States
In the United States, we are preparing to commercialize nebulized ensifentrine ourselves, if approved. Current maintenance COPD treatments in the U.S. generate approximately $10 billion in sales. In the U.S., approximately 8.6 million patients receive chronic maintenance treatment for COPD. These patients receive LAMAs, LABAs, and ICS products alone or in combination across all COPD severities. Despite the use of these therapies, approximately 50% of patients report having symptoms for more than 24 days a month. This burden is significant and highlights the need for new and novel mechanisms of actions to treat COPD patients. These patients need therapies that can help improve their lung function and symptoms. In addition to the number of patients that remain symptomatic, COPD places a tremendous burden on the U.S. healthcare system with approximately $50 billion in direct and indirect costs.
Based on our market research, conducted with U.S. healthcare providers and payers, we believe ensifentrine would be widely adopted with use as an add on therapy across all symptomatic patients regardless of COPD severity and treatment. Most of ensifentrine’s use would be as an add on therapy to current patients who are on LAMA, LABA / ICS, LAMA / LABA, or triple therapy. This is due to the urgent unmet need for new therapies to help improve lung function, symptoms and quality of life in these patients. Our market research also suggests the majority of ensifentrine usage would be initially commenced by pulmonologists. Due to this focused prescriber base, we anticipate a field sales force of approximately 100 representatives would be able to reach the potential ensifentrine opportunity.
International
COPD affects approximately 392 million people worldwide with many patients remaining undiagnosed. Our strategy outside of the U.S. including Asia, Europe and Latin America, is to establish partnerships with leading companies that can support the further development and commercialization of ensifentrine in those regions.
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
Nuance Pharma is responsible for all costs related to clinical development and commercialization in Greater China. A joint steering committee has been established to ensure ensifentrine’s clinical development in the region aligns with our global development and commercialization strategy. In April 2023, Nuance Pharma announced it had enrolled the first subject in its pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. These studies follow clearance from China’s Center for Drug Evaluation for Nuance Pharma to begin Phase 1 and Phase 3 studies of ensifentrine for COPD in mainland China.
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
Ensifentrine is a unique, first-in-class therapeutic candidate with both bronchodilator and non-steroidal anti-inflammatory properties in a single molecule. As far as we are aware, no other dual PDE3 and PDE4 inhibitor is on the market nor in clinical development in the U.S. or Europe. Based on our market research, we expect ensifentrine to be used across the patient spectrum regardless of severity. We expect it will mainly be used as an add on therapy in symptomatic patients across all existing classes of therapies (LAMA, LABA, ICS). Some healthcare providers have indicated that they would use ensifentrine as a monotherapy based on ensifentrine’s clinical profile.
Consequently, we believe that, if approved, nebulized ensifentrine’s unique profile will enable it to compete with all approved COPD therapies including nebulized and handheld inhaler formulations, DPI and pMDI. Furthermore, because ensifentrine’s mechanism of action is complementary to available therapies, we believe it could be used in addition to these treatments.
Within the currently approved nebulizer products for the maintenance treatment of COPD, we consider ensifentrine’s potential competitors in the U.S. market to be LABAs (Brovana® and Perforomist®) and LAMAs (Yupelri®).
In the DPI/pMDI maintenance treatment of COPD market, ensifentrine’s current closest potential competitors are Symbicort®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by AstraZeneca plc, Spiriva®, a long-acting anti-muscarinic bronchodilator marketed by Boehringer Ingelheim GmbH, Advair®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by GlaxoSmithKline plc, Breo®, a combination of a long-acting beta2-agonist bronchodilator and ICS marketed by GlaxoSmithKline, and Anoro®, a combination of a long-acting beta2-agonist bronchodilator and long-acting anti-muscarinic bronchodilator marketed by GlaxoSmithKline. A triple-combination therapy of a LAMA, a LABA and ICS, developed by GlaxoSmithKline, Trelegy Ellipta®, has been approved in the U.S. and the European Union and AstraZeneca also has a triple-therapy combination product (LAMA / LABA / ICS), Breztri Aerosphere® that was approved in the U.S. in July 2020, in the European Union in December 2020 and in China in December 2019. In addition, Chiesi’s triple-therapy combination product, Trimbow®, was approved in the European Union in 2017 and is in Phase 3 trials in the US.
Other potential therapies in clinical development for the prevention of COPD exacerbations include injectable biologics. Sanofi’s anti-IL4, Dupixent®, has successfully completed a Phase 3 program and submitted a supplemental Biologics License Application for COPD in the US. AstraZeneca’s anti-IL33, tozorakimab, GlaxoSmithKline’s anti-IL5, Nucala®, and Chiesi’s PDE4 inhibitor, tanimilast, are in Phase 3 trials. We are also aware of several anti-inflammatories and bronchodilators that are in Phase 2 clinical trials for the treatment of COPD.
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
As of December 31, 2023, our patent portfolio included eleven issued U.S. patents, seven pending U.S. patent applications (including four U.S. provisional patent applications), seventy-nine issued foreign patents and seventy-five pending foreign applications (including six international PCT applications). These patents and patent applications include claims directed to certain respirable formulations comprising ensifentrine, a crystalline form of ensifentrine, combinations of ensifentrine with certain respiratory drugs, certain salts of ensifentrine, ensifentrine for use in the treatment of cystic fibrosis and non-cystic fibrosis bronchiectasis and for use in the treatment of certain aspects of some other respiratory disorders, and a method of making ensifentrine, with expected expiry dates up to 2044.
We have registered “Verona Pharma” as a trademark in the United States and certain other key jurisdictions. We have also made applications to register potential trademarks in the United States for ensifentrine, if approved.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the U.S. are granted a term of 20 years from the earliest effective non‑provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third‑party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the U.S. that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Item 1A. Risk Factors - Risks Related to Intellectual Property and Information Technology.”
License agreement with Ligand (formerly Vernalis)
In February 2005, Rhinopharma Limited (“Rhinopharma”) entered into an assignment and license agreement with Ligand UK Development Limited (formerly Vernalis Development Limited) (“Ligand”), which since October 2018 has been a wholly owned subsidiary of Ligand Pharmaceuticals, Inc. In 2006, we acquired Rhinopharma and all its rights and liabilities under the assignment and license agreement. On March 24, 2022, we entered into an agreement with Ligand to amend the assignment and license agreement. We refer to the assignment and license agreement and the amendment agreement together as the Ligand Agreement. Pursuant to the Ligand Agreement, Ligand has assigned to us all its rights to certain patents and patent applications relating to ensifentrine and related compounds, or the Ligand Patents. We cannot further assign the Ligand Patents to a third party without Ligand’s prior consent. Ligand also granted to us an exclusive, worldwide, royalty-bearing license under certain Ligand know-how to develop, manufacture and commercialize products, or the Licensed Products, based on PDE inhibitors developed using Ligand Patents, Ligand know-how and the physical stock of certain compounds, including ensifentrine, which we refer to as the Program IP, in the treatment of human or animal allergic or inflammatory disorders. Pursuant to the Ligand Agreement, we must maintain the Ligand Patents and use commercially reasonable and diligent efforts to develop and commercialize the Licensed Products.
In March 2022, we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment we agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by us or a sub-licensee, which amount is payable in cash or, at the our discretion, by the issuance of Company equity of equivalent value, as determined based on the volume-weighted average price of the our American Depositary Shares on the Nasdaq Global Market over the ten (10) trading days including and prior to such milestone event.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•Completion of non-clinical laboratory tests, animal studies, certain of which must be conducted and formulation studies in compliance with the FDA's good laboratory practice (“GLP”) regulations;
•Submission to the FDA of an IND, which must become effective before human clinical trials may begin in the U.S.;
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
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of the NDA and U.S. Prescribing Information to permit commercial marketing of the product for particular indications for use in the U.S.
Non-clinical Studies
Non-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is a request for allowance from the FDA to ship in interstate commerce and administer an investigational drug product to humans. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which among other things, include the requirement that all research subjects or a legal representative provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives or endpoints of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. In addition, the Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
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
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of a resubmitted NDA and may require additional clinical or pre-clinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs to expedite the FDA review and approval process, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new molecular entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, depending on the design of the applicable clinical studies, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of existing exclusivity or an available patent term if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and the FDA’s grant of pediatric exclusivity does not require the FDA to approve labeling containing information on pediatric use based on the studies conducted.
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
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
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
While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicines derived from biotechnology processes, (ii) advanced therapy medicinal products (“ATMP”) (such as gene therapy, somatic cell therapy and tissue engineered products), (iii) orphan designated medicinal products, and (iv) products that contain a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the member states of the EU and only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EU, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
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
Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated assessment of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Data and marketing exclusivity
In the EU, new products authorized for marketing, (i.e., reference products), generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity.
Pediatric development
In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. We have received a waiver for pediatric data in COPD.
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
Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication which means that the EU regulatory authorities cannot accept another MAA, or grant an MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in Great Britain (“GB”), however new legislation such as the EU CTR is not applicable in GB.
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
Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
The U.K. regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into U.K. law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K. legislation for clinical trials, which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the U.K. Government will ultimately determine the extent to which the U.K. clinical trials framework aligns with or diverges from the CTR.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into U.K. MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder has opted out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, without first establishing an EEA entity, companies established in the U.K. can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs . In order to obtain a U.K. MA to commercialize products in the U.K., an applicant must be established in the U.K. and must follow one of the U.K. national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the U.K.. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.
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
Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions was enacted, which, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products.
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
EMPLOYEES
As of December 31, 2023, we had 79 full-time employees. None of our employees is party to a collective bargaining agreement or represented by a trade union or labor union. We consider our relationship with our employees to be good.
ADDITIONAL INFORMATION
We were incorporated in February 2005 as Isis Resources plc under the laws of England and Wales. In September 2006, we acquired Rhinopharma Limited, a private company incorporated in Canada, and changed our name to Verona Pharma plc. Our principal office is located at 3 More London Riverside, London, SE1 2RE, United Kingdom.
We make available our public filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, with the SEC free of charge through our website at www.veronapharma.com in the “Investors” section as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The information contained in, or accessible through, our website does not constitute a part of this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC, including Verona Pharma plc.

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
We are a clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $54.4 million and $68.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $388.4 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, our only product candidate, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations or for other indications, and seek to obtain regulatory approval for and commercialize ensifentrine in various formulations or for various indications. We anticipate that our expenses will increase substantially as we:
•initiate and conduct clinical trials of ensifentrine for the treatment of non-cystic fibrosis bronchiectasis (“NCFBE”), cystic fibrosis (“CF”), asthma or other indications;
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
If we obtain regulatory approval for ensifentrine for the treatment of COPD in the US, we estimate that our existing cash resources and additional funding expected to become available under the 2023 Term Loan will enable us to fund planned operating expenses and capital expenditure requirements through at least the end of 2026 including the commercial launch of ensifentrine. Future advances under the 2023 Term Loan are contingent upon achievement of certain regulatory and commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
•the cost, progress and results of any clinical trials for the treatment of NCFBE, CF, asthma or other indications, or for other formulations of ensifentrine including fixed-dose combination products;
•the cost of manufacturing clinical and, if approved, commercial supplies of the ensifentrine active ingredient and derived formulated drug products;

•the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for ensifentrine in other indications and of the development of DPI and pMDI formulations of ensifentrine, or fixed-dose combination formulations of ensifentrine for the maintenance treatment of COPD and potentially NCFBE, CF, asthma and other respiratory diseases;
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
We do not currently generate any revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. We have invested substantially all of our efforts and financial resources in the development of ensifentrine, and we do not have any other product candidate currently under development. Our ability to generate royalty and product revenues, will depend heavily on the successful commercialization of ensifentrine, if approved, which may never occur. Ensifentrine will require regulatory approval, procurement of manufacturing supply, commercialization, substantial additional investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ensifentrine or any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA, the European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for ensifentrine or any future product candidate. In August 2023, the FDA accepted for review our NDA seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024, but we cannot guarantee that it will be approved, or that it will be approved with the labeling claims necessary or desirable for the successful commercialization of ensifentrine. In addition, we have not submitted a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities. The success of ensifentrine will depend on many factors, including the following:
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
In December 2023, Verona Pharma, Inc. entered into a term loan facility (the “Loan Agreement”), with Oxford Finance LLC (“Oxford”), as collateral agent and certain funds managed by Oxford and Hercules Capital, Inc. (together the “Lenders”), pursuant to which a term loan facility in an aggregate amount of up to $400.0 million, which we refer to as the 2023 Term Loan, is available to us in five tranches. We received the first tranche of $50.0 million (the “Term A Loan”) at closing of the Loan Agreement. Each advance under the 2023 Term Loan accrues interest at a floating per annum rate (the “Basic Rate”) equal to (a) the greater of (i) the 1-Month CME Term SOFR (as defined in the Loan Agreement) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 5.34%, plus (b) 5.85%; provided, however, that (i) in no event shall the Basic Rate (x) for the Term A Loan be less than 11.19% and (y) for each other advance be less than the Basic Rate on the business day immediately prior to the funding date of such advance, (ii) the Basic Rate for the Term A Loan for the period from closing through and including December 31, 2023 shall be 11.19% and (iii) the Basic Rate for each advance shall not increase by more than 2.00% above the applicable Basic Rate as of the funding date of each such advance.
Our outstanding indebtedness, including any additional indebtedness incurred beyond our borrowings under the 2023 Term Loan, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
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
We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Loan Agreement or any other debt instruments. Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Loan Agreement could result in an event of default and, as a result, the Lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness
Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of holders of our American Depositary Shares (“ADS”) or of our shareholders to receive any proceeds from the liquidation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our ADSs to decline. In addition, the covenants under the Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Raising additional capital may cause dilution to our holders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through securities offerings, the ownership interest of our ADS holders and shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect these holders’ rights as holders of our ADSs. Debt financing, if available, could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, to acquire, sell or license intellectual property rights, to make capital expenditures, to declare dividends, or other operating restrictions. If we raise additional funds through collaboration or licensing agreements, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. In addition, we could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our ADS holders and shareholders, and may cause the market price of our ADSs to decline.
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
To obtain the requisite regulatory approvals to market and sell ensifentrine, we or any collaborator for ensifentrine must demonstrate through extensive pre-clinical studies and clinical trials that ensifentrine is safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early-stage clinical trials of ensifentrine may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Regulators’ interpretations of results may differ from our own, and expectations can change over time while a product is in clinical development.
A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The FDA may require us to conduct additional pre-clinical studies or clinical trials that may not be successful, or may not be considered successful by regulators. With respect to ensifentrine, our only product candidate, we have completed multiple Phase 1 and 2 clinical trials for different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials for nebulized ensifentrine for the maintenance treatment of COPD. Based on the results from these studies, we submitted an NDA seeking approval of ensifentrine for the maintenance treatment of COPD, and in August 2023, the FDA accepted for review our NDA and assigned a PDUFA target action date of June 26, 2024. The FDA’s filing communication and a November 2023 mid-cycle communication each gave preliminary notice of two review issues regarding the degree to which certain secondary data, such as trough, and exploratory data, such as exacerbation, included in the application could be used to support a favorable benefit-risk profile or efficacy finding, respectively. The FDA noted in both communications that these comments were preliminary in nature and did not reflect a final decision on the information reviewed.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
It is currently unclear to what extent the U.K. will seek to align its regulations with the EU. The U.K. regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into U.K. law, through secondary legislation).

On January 17, 2022, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”), launched an eight-week consultation on reframing the U.K. legislation for clinical trials, which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The resulting legislative changes will be closely watched and will determine the extent to which the U.K. clinical trials framework aligns with or diverges from the (EU) CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the U.K. Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the U.K. compared with other countries.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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
We may not be successful in our efforts to develop ensifentrine in different formulations, including fixed-dose combinations, and/or for multiple indications, including NCFBE, CF, asthma or other respiratory diseases.
Part of our strategy is to continue to develop ensifentrine in indications other than COPD, such as NCFBE, CF and asthma and other formulations including fixed-dose combinations, MDI and DPI. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat NCFBE, CF and asthma, we may not be able to develop ensifentrine in these indications or any other disease, or development may not be successful. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. If we do not continue to successfully develop and begin to commercialize ensifentrine for multiple indications or formulations, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
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
•the data collected from clinical trials of ensifentrine may, for various reasons, be insufficient to support the submission or approval of an NDA in the United States, a MAA in the EU, or other comparable submission to obtain regulatory approval in other countries;
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
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market ensifentrine. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for ensifentrine. Even if we believe the data collected from clinical trials of ensifentrine are promising, such data may not be sufficient to support approval by the FDA, the European Commission or any other regulatory authority. For example, in August 2023, the FDA accepted for review our NDA seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a PDUFA target action date of June 26, 2024. The NDA filing communication and a November 2023 mid-cycle review each gave preliminary notice of two review issues regarding the degree to which certain secondary data, such as trough, and exploratory data, such as exacerbation, included in the application could be used to support a favorable benefit-risk profile or efficacy finding, respectively. The FDA noted in both communications that these comments were preliminary in nature and did not reflect a final decision on the information reviewed.
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
In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revision may however have a significant impact on the biopharmaceutical industry and our business in the long term.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspection-related or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The FDA and other foreign regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses which may result in significant liability if we are found to have violated such laws.

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
From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D continue to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but, is likely to be significant.
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
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products.
The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act, (“CCPA”), which went into effect on January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides privacy rights to California consumers, including rights to access and delete their information, to opt out of certain information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions for health-related information, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and will likely result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also subject to diverse laws and regulations relating to data privacy and security in the EU and the EEA, including the General Data Protection Regulation (“GDPR”). The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
Relatedly, since the beginning of 2021, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. Government), as a data transfer mechanism from the U.K. to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
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
Our sub-contracted operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could incur significant costs associated with civil or criminal fines, penalties or other sanctions.
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
The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to discover, develop and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If ensifentrine is approved for any indication, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in Europe, the U.S. and other jurisdictions. These organizations may have significantly greater resources than we do and conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with ensifentrine.
Given the number of products already on the market to treat COPD, asthma, CF and NCFBE, we expect to face intense competition if ensifentrine is approved for these indications. Companies including Boehringer Ingelheim, GlaxoSmithKline, AstraZeneca, Novartis, Vertex, Viatris, Theravance, Gilead and Genentech currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for NCFBE currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development that could be approved in the future. If we successfully develop and commercialize ensifentrine for any indication, it will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render ensifentrine obsolete, less competitive or uneconomical. Our competitors may, among other things:

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

Obtaining and maintaining reimbursement status is time consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of ensifentrine to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that ensifentrine will be reimbursed either under Medicare Part B or Medicare Advantage programs, and changes within how products are reimbursed under these programs could occur and those changes may affect the overall coverage of ensifentrine in the future.
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
We are developing sales, marketing, and operations, distribution and reimbursement capabilities and infrastructure and we have not previously marketed, sold or distributed pharmaceutical products. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize ensifentrine, is expensive and time consuming. Some or all of these costs are incurred in advance of any approval of ensifentrine. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities on our own or through collaborations would adversely impact the commercialization of ensifentrine.
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
If we fail to comply with our obligations under our existing and any future intellectual property licenses or loan agreements with third parties, we could lose rights that are important to our business.
We are party to a license agreement with Ligand, under which we in-license certain intellectual property and were assigned certain patents and patent applications related to our business. We may enter into additional license agreements in the future. We expect that any future license agreements would impose various diligence, milestone payment, royalty, insurance and other obligations on us. We also recently entered into a term Loan Agreement with Oxford Finance LLC and Hercules Capital, Inc. The term loan is secured by a lien on substantially all of the assets of Verona Pharma, Inc. and Verona Pharma plc, other than intellectual property, provided that a lien on intellectual property will be granted on the earlier of (i) the funding date of any term loan that would cause the aggregate principal amount of outstanding term loans drawn pursuant to the loan agreement to exceed $50.0 million and (ii) prior to Verona Pharma, Inc. or Verona Pharma plc entering into a permitted royalty financing, as defined in the Loan Agreement. Verona Pharma, Inc. or Verona Pharma plc have also granted Oxford and Hercules a negative pledge with respect to their intellectual property. For further description of the Loan Agreement, see the section titled Risk Factors – Risks Related to our Business and Industry. Any uncured, material breach under these agreements could result in our loss of rights to practice the patent rights and other intellectual property under these agreements, and could compromise our development and commercialization efforts for ensifentrine or any future product candidates. Under our agreement with Ligand, we may not abandon any of the assigned patents or allow any of the assigned patents to lapse without consent from Ligand, which is not to be unreasonably delayed or withheld. If we do not obtain such consent in a timely manner or at all and such assigned patent rights lapse or are abandoned, our agreement with Ligand may be terminated in its entirety. For example, if we decide for commercial reasons to let an assigned patent lapse in a country of little commercial importance, but Ligand does not provide consent and such patent rights lapse, we may lose all intellectual property rights covering ensifentrine in multiple markets. Moreover, our future licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
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
We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
Any proprietary name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA reviews proposed product names, considering both the potential for the name to lead to medical errors due to confusion with other product names and whether the proposed name is overly fanciful, misleadingly implies unique effectiveness or composition, or contributes to overstatement of product efficacy, minimization of risk, broadening of product indications or unsubstantiated superiority. We are working with the FDA on identifying an appropriate brand name for ensifentrine that is acceptable to the FDA. If we experience delays in identifying an acceptable name, such delays could adversely affect the launch of ensifentrine, if approved, including delaying certain elements of product manufacturing.
If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we could lose the benefit of any existing trademark applications for such product candidate, and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The issued patents covering the composition of matter for ensifentrine expired in 2020, and our other issued patents will expire in 2031 to 2041, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2031 to 2044. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering ensifentrine are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
•The patents of third parties may impair our ability to develop or commercialize our product candidates;
•We or our licensors or any future strategic collaborators might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•We or our licensors or any future collaborators might not have been the first to file patent applications covering certain of our inventions;

•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•It is possible that our pending patent applications will not lead to issued patents;
•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•Third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license; and
•We may not develop additional technologies that are patentable.
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
Finally, a Unitary Patent and Unified Patent Court (UPC) system were implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
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
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information and personally identifiable information (collectively, “Confidential Information”) of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to conduct our pre-clinical and clinical trials or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work.
Further, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to damage, attack or interruption from computer viruses, malware (e.g ransomware), misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our manufacturers’, suppliers’ and other critical third parties’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.
Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Although to our knowledge we have not experienced any significant security breach to date, any such breach could compromise our networks and the Confidential Information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal data, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

Risks Related to Employee Matters and Managing Growth
Our future growth and ability to compete depends on our ability to retain our key personnel and recruit additional qualified personnel.
Our success depends upon the contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with ensifentrine and related technologies. Our key management individuals include our chief executive officer, David Zaccardelli, our chief financial officer, Mark Hahn, our general counsel, Claire Poll, our chief medical officer, Kathleen Rickard, our senior vice president, regulatory affairs, Caroline Diaz, our chief commercial officer, Christopher Martin, and our chief development officer, Tara Rheault. The loss of key personnel could delay our commercialization and research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to achieve our product candidate development objectives, raise additional capital and implement our business strategy.
We expect to expand our development, regulatory, commercial, sales, marketing, reimbursement and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of commercial operations and sales, marketing, reimbursement and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Risks Related to Our ADSs
Certain of our shareholders, members of our board of directors, and senior management who own our ordinary shares (including ordinary shares represented by ADSs) may be able to exercise significant control over us.
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
We carry out research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result we currently benefit in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D Relief, which currently provides relief against U.K. Corporation Tax.
Broadly, SME R&D Relief comprises two elements, (a) allowing qualifying SMEs to deduct a total of 186% of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 86% deduction plus the usual 100% deduction), or the SME R&D Additional Deduction and, (b) where there are not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D Additional Deduction, the excess (“surrenderable losses”) can be carried forward to offset against future taxable profits, or a tax credit currently equal to 10% of such surrenderable loss can be claimed in cash, or the SME R&D Tax Credit.
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
In the financial statements for the years ended December 31, 2023 and December 31, 2022, we recorded SME R&D Tax Credits of $2.3 million and $8.6 million, respectively. Based on the HMRC criteria, we expect to receive these SME R&D Tax Credits in the year ending December 31, 2024.
Changes to the U.K.’s SME R&D Relief regime may adversely affect our financial condition. At the 2023 Autumn Statement, the U.K. Government confirmed that it would introduce a single R&D relief regime which merges the current “RDEC” and SME R&D Relief scheme. The proposed credit rate under the draft legislation is 20% of qualifying expenditure, with the credit itself subject to U.K. corporation tax. The credit will therefore be reduced by the applicable rate of U.K. corporation tax (the main rate of which is currently 25%), although the notional tax rate that applies to loss-making companies will be set at the lower rate of 19% for the purposes of the new R&D relief regime. Therefore, under the proposed regime and current rates of U.K. corporation tax, profitable businesses subject to the main rate of U.K. corporation tax will effectively receive a credit of 15% of qualifying expenditure whilst loss-making businesses will receive a credit of 16.2%. The proposed legislation also contains restrictions on R&D relief which can be claimed where a company contracts R&D activity to a third party or makes payments for externally provided workers so that, broadly, a taxpayer will only be able to claim relief where the work is performed in the U.K. It is proposed that the only expenditure allowable outside the U.K. would be for activities which are necessary due to geographical, environmental or social conditions not present or replicable in the U.K. The proposed legislation also contains new rules relating to subcontracting of R&D activities to a third party.
In addition, it is proposed that for accounting periods beginning on or after 1 April 2024, the R&D intensive loss-making SME scheme threshold (broadly, the proportion of qualifying R&D expenditure compared to total expenditure) will be 30%. Therefore, loss-making SMEs with qualifying R&D expenditure of 30% or more of its total expenditure may claim an enhanced deduction of 86% and a repayable credit of 14.5%.
It is proposed that the new U.K. R&D tax relief regime will apply to accounting periods starting on or after 1 April 2024. The legislation for the new regime is not yet finalized and therefore the impact on our financial position cannot be fully known, however the proposed changes to the scheme and/or any further changes could have a material adverse effect on our financial position, results of operations or cash flows.
If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. holders.
Based on the composition of our income and assets and the value of our assets in the taxable year ended December 31, 2023, we believe that we are a Passive Foreign Investment Company (“PFIC”) for U.S. federal income tax purposes for our taxable year ended December 31, 2023. However, no assurances regarding our PFIC status can be provided for any past taxable years, the taxable year ending December 31, 2024, or any future taxable years. If we are classified as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares or ADSs as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends, and (iii) the obligation to comply certain reporting requirements. We cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations.
A non-U.S. corporation will generally be considered a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the average quarterly value of its assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of the assets and income of such corporation. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are a PFIC.
A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our ordinary shares or ADSs and who is a citizen or individual resident of the United States; a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (ii) has a valid election in effect to be treated as a United States person.
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
If a U.S. Holder (as defined above) is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” or “CFC” in our group, if any. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such CFCs, regardless of whether such CFC make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist our investors in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether such investor is treated as a United States shareholder with respect to any of such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.

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
As a U.S. public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to becoming a U.S. public company, including in connection with our transition to large accelerated filer as of December 31, 2023. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on non-U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for and maintain compliance with Section 404(b), we have implemented a process of documenting and evaluating our internal control over financial reporting. In this regard, we have dedicated, and will need to continue to dedicate, internal resources, engage outside consultants and pursue a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting, which is both costly and challenging. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external advisors and service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, contractors, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and alignment with the broader corporate business continuity plan; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President, Digital and Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our Vice President, Digital and Information Technology and Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes decades of managing public pharmaceutical companies, including their related information technology and cybersecurity risk management programs.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties
Our corporate headquarters is in leased office space at 3 More London Riverside, London, U.K. The leases for these offices expire in the first quarter of 2025. We also have office space at 33 Park of Commerce, Suite 300, Savannah, Georgia, 31405, which expires in the fourth quarter of 2025, and 8529 Six Forks Road, Suite 400, Raleigh, North Carolina, 27615, which expires in the fourth quarter of 2027. We believe that these facilities are adequate to meet our current and near term needs.
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
As of February 27, 2024, we had 423 registered holders of ordinary voting shares. 99.9% of our voting ordinary shares are held in ADS form. The 0.1% balance of our ordinary voting shares are held as unlisted voting ordinary shares. We also have 48,088,896 unlisted non-voting ordinary shares.
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
In this Item 7, we discuss the results of operations for the years ended December 31, 2023 and 2022 and comparisons of the year ended December 31, 2023 to the year ended December 31, 2022. Discussion and analysis of our 2021 fiscal year specifically, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of chronic respiratory diseases with significant unmet medical needs. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, small molecule and dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one compound.
Initially, we are developing inhaled ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”), a common, chronic, progressive, and life-threatening respiratory disease without a cure. If successfully developed and approved, ensifentrine is expected to be the first inhaled therapeutic with a novel mode of action for the maintenance treatment of COPD in over 20 years.

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
We recently presented additional analyses of data from the ENHANCE trials at international scientific conferences:
•In October 2023, we gave four presentations on pooled and subgroup analyses from ENHANCE-1 and ENHANCE-2 covering data related to exacerbations, lung function, symptoms and quality of life endpoints and use of daily medication, at CHEST Annual Meeting 2023. The data are published in the CHEST Annual Meeting online supplement.
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
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $388.4 million as of December 31, 2023. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
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
•seek to discover and develop or in-license additional respiratory product candidates;

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
On December 27, 2023, we entered into a term loan facility (the “2023 Term Loan”) of up to $400.0 million with Oxford Finance LLC (“Oxford”), as collateral agent, and certain funds managed by Oxford and Hercules Capital, Inc. At closing $50.0 million was funded with up to four additional advances of an aggregate $350.0 million available subject to meeting certain regulatory and commercial milestones. The 2023 Term Loan replaced the our existing $150.0 million facility with Oxford Finance Luxembourg S.A R.L. Refer to Note 5 - Debt to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report for additional details.
We believe that our cash and cash equivalents as of December 31, 2023 and funding expected to become available under the 2023 Term Loan will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2026 including the planned commercial launch of ensifentrine in the U.S., if approved. The remaining advances under the 2023 Term Loan are contingent upon the achievement of certain clinical and regulatory milestones and other specified conditions. See “Liquidity and capital resources” for additional information.
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
We are obligated to pay a milestone payment of £5.0 million on obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product, low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how. Royalties payable are based on the future sales performance so the amount payable is unlimited.
At the time each contingency is resolved, we will record the contingent consideration payment (or payable) in connection with the Ligand Agreement as an expense.
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
We accounted for the $2.0 million payment at execution of the Amendment as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss as the payment is related to a contract modification.
Nuance agreement
We entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma effective June 9, 2021 (the “Nuance Effective Date”) under which we granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, we received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest valued at $15.0 million as of the Effective Date in Nuance Biotech, the parent company of Nuance Pharma. We are eligible to receive future milestone payments of up to $179.0 million, triggered upon achievement of certain clinical, regulatory, and commercial milestones as well as tiered double-digit royalties on net sales in Greater China. We will recognize these milestones when it is probable that a significant revenue reversal would not occur.
As of December 31, 2023, the $15.0 million equity interest was recorded as Equity interest on the Consolidated Balance Sheet, included elsewhere in this Annual Report. The Equity interest is recorded at cost as we have elected to use the measurement alternative for equity investments without readily determinable fair values. We will evaluate this investment for indicators of impairment quarterly. We evaluate this investment for indicators of impairment quarterly. We did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2023.
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
On April 13, 2022, we entered into an Agreement for the Manufacture and Supply of ensifentrine (“Nuance Supply Agreement”) with Nuance Pharma. We determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. We have determined we are acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, we will recognize the associated revenue on a gross basis. In the year ended December 31, 2022, we recognized $0.5 million in relation to the clinical supply of ensifentrine to Nuance Pharma.

For additional information regarding the Nuance Agreement, see Note 6 - Significant agreements to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.
Critical accounting estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.
While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.
Research and development costs
Research and development (“R&D”) costs are charged to the consolidated statements of operations and comprehensive loss, as incurred. We are required to estimate our expenses resulting from our obligation under contracts with vendors and consultants and clinical site agreements in connection with our R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trials and other development activities measured by patient progression and the timing of various aspects of the trial. We also determine prepaid and accrual estimates through discussions with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. During the course of a clinical trial, we may adjust our rate of clinical trial expense recognition if actual results differ from its estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of study recruitment from contract research organizations and activities carried out by other third-party vendors as well as the timely processing of any change orders from the contract research organizations. As of December 31, 2023 and 2022, accrued expenses related to clinical trial and other development costs was $0.7 million and $12.3 million.

Components of results of operations
We anticipate that our expenses will increase substantially if and as we:
•initiate and conduct clinical trials of ensifentrine for the treatment of non-cystic fibrosis bronchiectasis (“NCFBE”), cystic fibrosis (“CF”), asthma or other indications;
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
•grow the commercial infrastructure to support the potential commercialization of ensifentrine, including sales, marketing, operations, reimbursement and distribution infrastructure and scale-up manufacturing capabilities to commercialize ensifentrine, if approved;
•maintain, expand and protect our intellectual property portfolio;
•secure, maintain or obtain freedom to operate for our in-licensed technologies and products;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts; and
•expand our operations in the United States, the United Kingdom (“U.K.”) and possibly elsewhere.
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
As the Phase 3 ENHANCE program has completed study conduct and analysis, we expect our research and development costs to decrease as compared to the prior year same period over the first half of 2024 until we add new compounds or develop ensifentrine further in other delivery methods or indications. Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
Selling, general and administrative costs
Selling, general and administrative costs consist of salary and personnel related costs, including share-based compensation, expenses relating to operating as a public company, including professional fees, insurance and commercial related costs, as well as other operating expenses.

We expect commercial costs to significantly increase as we continue to develop our commercial operations, prepare for a potential launch and, in the event of successful regulatory approval, incur sales force, marketing and other launch related costs. As we develop our knowledge of the market and refine our commercialization plans, expected costs may vary significantly from our current expectations.
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits (the “R&D tax credit”).
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. Credits recorded related to the 2022 and 2023 financial years are expected to be received in 2024.
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

Results of operations for the years ended December 31, 2023 and 2022
The following table shows our statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Variance
Revenue	$—	$458	$(458)
Cost of sales	—	(346)	346
Gross profit	—	112	(112)
Operating expenses:
Research and development (Note 11)	17,216	49,283	(32,067)
Selling, general and administrative	50,353	26,579	23,774
Total operating expenses	67,569	75,862	(8,293)
Operating loss	(67,569)	(75,750)	8,181
Other income/(expense):
Research and development tax credit	1,104	9,634	(8,530)
Loss on extinguishment of debt	—	(815)	815
Interest income	12,761	2,821	9,940
Interest expense	(2,057)	(521)	(1,536)
Foreign exchange gain/(loss)	1,866	(3,817)	5,683
Total other income, net	13,674	7,302	6,372
Loss before income taxes	(53,895)	(68,448)	14,553
Income tax expense	(474)	(253)	(221)
Net loss	$(54,369)	$(68,701)	$14,332
Revenue
Revenue of $0.5 million for the year ended December 31, 2022 was related to sales of clinical supply materials to Nuance Pharma.
Cost of sales
Cost of sales of $0.3 million for the year ended December 31, 2022 related to the manufacture of the clinical supply materials sold to Nuance Pharma.
Research and development costs
Research and development costs were $17.2 million for the year ended December 31, 2023, compared to $49.3 million for the year ended December 31, 2022, a decrease of $32.1 million. This decrease was primarily due to a $32.7 million decrease in clinical trial and other development costs as we incurred less costs under the Phase 3 ENHANCE program which completed study conduct and analysis in 2023 whereas in 2022 significant costs were incurred associated with the then ongoing study conduct. The 2023 clinical trial and other development costs also include the impact of $2.2 million of credits received related to the final financial reconciliation of a Phase 3 ENHANCE program supplier. The decrease in clinical trial and other development costs also includes a reversal of $1.5 million of costs which were expensed in the year ended December 31, 2022 related to the resolution of the supplier matter, as discussed in Note 11 - Commitments and contingencies to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. .
Selling, general and administrative costs
Selling, general and administrative costs were $50.4 million for the year ended December 31, 2023 compared to $26.6 million for the year ended December 31, 2022, an increase of $23.8 million. This increase was driven primarily by a $15.6 million increase in people related costs, inclusive of share-based compensation, an increase of $9.7 million related to the build-out of the commercial and information technology infrastructures in preparation for commercial launch, marketing and market development expenses, travel and other corporate costs. These increases were partially offset by a non-recurring $2.0 million charge related to the modification of the assignment and license agreement with Ligand UK Development Limited, which was incurred in the three months ended March 31, 2022.
Other income / (expense)
Other income/(expense) for the year ended December 31, 2023 was $13.7 million compared to $7.3 million for the year ended December 31, 2022, an increase of $6.4 million. The increase was primarily attributable to an increase of $9.9 million in interest income from a higher average cash balance and higher interest rates as well as an increase of $5.7 million related to the strengthening of the pound sterling while the pound sterling weakened in 2022. This was partially offset by a $8.5 million decrease in the R&D tax credit due to the decreased activity of the Phase 3 ENHANCE program in 2023 as compared to 2022 as well as the impact of the supplier final reconciliation credits.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Variance
Cash and cash equivalents at beginning of the year	$227,827	$148,380	$79,447
Net cash used in operating activities	(50,222)	(59,862)	9,640
Net cash used in investing activities	—	(29)	29
Net cash provided by financing activities	92,869	140,818	(47,949)
Effect of exchange rate changes on cash and cash equivalents	1,298	(1,480)	2,778
Cash and cash equivalents at end of the year	$271,772	$227,827	$43,945
Operating activities
Net cash used in operating activities was $50.2 million in the year ended December 31, 2023 compared to $59.9 million during the year ended December 31, 2022, a decrease of $9.6 million. The decrease in cash used in operating activities was primarily due to the decrease in clinical trial and other development costs, partially offset by payments made throughout the twelve months ended December 31, 2023 related to Accounts payable and Accrued expenses balances included on the Consolidated Balance Sheet as of December 31, 2022. This was partially offset by the increase in people related costs and costs associated with the build out of information technology and commercial infrastructure in preparation for the planned commercial launch. Additionally, in the year ended December 31, 2022 we received payment of the 2021 R&D tax credit while at December 31, 2023, our 2022 R&D tax credit of $8.7 million was not yet received.
Financing activities
The decrease in cash provided by financing activities was primarily due to a decrease in proceeds received from equity issuances of $83.4 million partially offset by an increase in net proceeds related to the issuance of debt instruments of $34.8 million.
Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under our term loan facilities and from upfront payments received under the Nuance Agreement. See “Significant Agreements” for additional information.
We have incurred recurring losses since inception, including net losses of $54.4 million, and $68.7 million for the years ended December 31, 2023, and 2022, respectively. In addition, as of December 31, 2023, we had an accumulated deficit of $388.4 million. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations or for other indications, and seek to obtain regulatory approval for and commercialize ensifentrine in various formulations or indications.

We have no ongoing material financial commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and our term loan facility.
2023 Financing and Capital Transactions
•Received $10.0 million under the second term loan advance related to a loan and security agreement with Oxford Finance Luxembourg S.À R.L. for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”);
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
•Entered into the 2023 Term Loan with a term loan advance of $50.0 million funded on the closing date and four additional term loan advances aggregating up to $350.0 million, subject to certain terms and conditions. A portion of the proceeds were used to repay, in full, the outstanding indebtedness owed by under the Oxford Term Loan.
Our 2023 Term Loan requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2023.
Refer to Note 5 - Debt to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report for additional information regarding the 2023 Term Loan and Note 1 - Organization and description of business operations for additional information regarding the ATM programs.
Funding requirements
We believe that our cash and cash equivalents as of December 31, 2023, together with additional funding expected to become available under the 2023 Term Loan, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2026, including the planned commercial launch of nebulized ensifentrine for COPD maintenance treatment in the U.S. Future advances under the 2023 Term Loan are contingent upon achievement of certain regulatory and commercial milestones as well as other specified conditions.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders and ADS holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect such holders’ rights as a shareholder or ADS holder. Any future debt financing or preferred equity financing, if available, may involve agreements that include security interests in our assets and future revenue streams, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our security holders’ ownership interests.
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
Recent accounting pronouncements
For a discussion of pending and recently adopted accounting pronouncements, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item 7A until our Quarterly Report on Form 10-Q for the first quarter after the fiscal year in which it is determined that we are no longer a smaller reporting company.
Item 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On December 14, 2023, the Audit and Risk Committee of the board of directors dismissed PricewaterhouseCoopers LLP (“PwC”) and approved the engagement of Ernst & Young LLP (“EY”) to serve as the Company’s independent registered public accounting firm (“independent auditor”) to audit the Company’s Consolidated Financial Statements as of and for the fiscal year ending December 31, 2024, contingent upon the appointment of EY as the Company’s independent auditor by the Company’s shareholders at its 2024 Annual General Meeting (the “Shareholder Appointment”). Subject to the Shareholder Appointment, EY will replace PwC, the Company’s current independent auditor, which is not being nominated for re-appointment by the shareholders and whose term as independent auditor is expected to end following the Company’s 2024 Annual General Meeting.
The reports of PwC on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and in the subsequent interim period through December 14, 2023, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its report on the financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).
The Company provided PwC with a copy of the disclosures contained in its Current Report on Form 8-K filed with the SEC on December 18, 2023 and requested that PwC furnish a letter addressed to the SEC stating whether it agrees with the statements contained herein.
During the Company’s two most recent fiscal years ended December 31, 2022 and December 31, 2021, and the subsequent interim period from January 1, 2023 through December 14, 2023, neither the Company nor anyone acting on its behalf consulted with EY regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, and neither a written report nor oral advice was provided to the Company that EY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the

Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Code of Ethics
Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.veronapharma.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report.
The remaining information required by this item will be included in our definitive proxy statement for the 2024 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2024 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2024 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2024 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2024 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report.

			Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed / Furnished Herewith
1.1	Open Market Sale AgreementSM, dated as of March 19, 2021, between Verona Pharma plc and Jefferies LLC, and as amended	S-3ASR	333-270339	1.2	3/7/2023
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
4.1	Deposit Agreement	20-F	001-38067	2.1	2/27/2018
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-38067	2.2	2/27/2018
4.3	Form of Warrant issued to each of the investors named in Schedule A thereto	F-1	333-217124	4.3	4/3/2017
4.4	Warrant Instrument issued to NPlus1 Singer LLP	F-1	333-217124	4.4	4/3/2017
4.5	Description of Securities	10-K	001-38067	4.5	2/29/2024	*
10.1	Registration Rights Agreement, dated July 29, 2016, by and among Verona Pharma plc and the investors set forth therein	F-1	333-217124	10.1	4/3/2017
10.2	Registration Rights Agreement, dated July 16, 2020, by and among Verona Pharma plc and the investors set forth therein	6-K	001-38067	2	7/22/2020
10.3.1†	Intellectual Property Assignment and Licence Agreement between Vernalis Development Limited and Rhinopharma Limited, as predecessor to Verona Pharma plc, dated February 7, 2005	F-1	333-217124	10.2	4/3/2017
10.3.2	Amendment Agreement by and between Verona Pharma plc and Ligand U.K. Development Limited dated March 23, 2022	8-K	001-38067	10.1	3/30/2022
10.4.3	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#1	20-F	001-38067	4.3.3	2/27/2020
10.4.4	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#2	20-F	001-38067	4.3.4	2/27/2020
10.4.5	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#3	20-F	001-38067	4.3.5	2/27/2020
10.4.6	Renewal Agreement to Lease by and between the Verona Pharma Inc. and Regus Management Group LLC dated July 16, 2019	20-F	001-38067	4.3.6	2/27/2020
10.4.7	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated November 9, 2021	10-K	001-38067	10.4.7	3/7/2022
10.4.8	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated December 7, 2021	10-K	001-38067	10.4.8	3/7/2022
10.4.9	Agreement to Lease by and between Verona Pharma, Inc. and Brier Creek Office #4, LLC dated March 6, 2020	10-K	001-38067	10.4.9	3/7/2022
10.5	Agreement of Sublease, dated August 28, 2023, by and between Verona Pharma, Inc. and insightsoftware, LLC	8-K	001-38067	10.1	9/1/2023
10.6#	EMI Option Scheme	F-1	333-217124	10.4	4/3/2017
10.7#	Unapproved Share Option Scheme, as amended	F-1	333-217124	10.5	4/3/2017
10.8#	Verona Pharma plc Second Amended and Restated 2017 Incentive Award Plan	8-K	001-38067	10.1	5/1/2023
10.9#	Employment Agreement, dated January 28, 2020, between Verona Pharma, Inc. and David Zaccardelli, Pharm. D.	20-F	001-38067	4.7	2/27/2020
10.10#	Employment Agreement, dated December 21, 2019, between Verona Pharma plc and Kathleen Rickard	20-F	001-38067	4.8	3/19/2019
10.11#	Employment Agreement, dated October 1, 2016, between Verona Pharma plc and Claire Poll	F-1	333-217124	10.9	4/3/2017
10.12#	Employment Agreement, dated February 1, 2020, between Verona Pharma, Inc. and Mark Hahn	F-1	333-247928	10.12	8/17/2020
10.13#	Form of Indemnification Agreement for board members	F-1/A	333-217124	10.11.1	4/18/2017
10.14#	Form of Indemnification Agreement for executive officers	F-1/A	333-217124	10.11.2	4/18/2017
10.15#	Employee Change in Control Severance Benefit Plan	8-K	001-39067	10.1	8/11/2021
10.16	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among Verona Pharma plc, OrbiMed Private Investments VI, LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.12	4/3/2017
10.17	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among Verona Pharma plc, Abingworth Bioventures VI LP and NPlus1 Singer Advisory LLP	F-1	333-217124	10.13	4/3/2017
10.18	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	F-1	333-217124	10.14	4/3/2017
10.19	Relationship Agreement relating to Verona Pharma plc, dated July 29, 2016, by and among Verona Pharma plc, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P. and NPlus1 Singer Advisory LLP	6-K	001-38067	1	7/22/2020
10.20#	Form of Non-Executive Director letter of appointment	10-K	001-38067	10.2	2/25/2021
10.21†	Collaboration and License Agreement, effective as of June 9, 2021, by and between Verona Pharma plc, Nuance Pharma Limited and Nuance (Shanghai) Pharma Co Ltd	10-Q	001-38067	10.1	8/5/2021
10.22†	Loan and Security Agreement, dated as of December 27, 2023, by and among Verona Pharma, Inc., Oxford Finance LLC, as collateral agent and as a lender, and the other lenders party thereto	8-K	001-38067	10.1	1/2/2024
10.23†	Commercial Supply Agreement between The Ritedose Corporation and Verona Pharma plc dated December 20, 2023	10-K	001-38067	10.23	2/29/2024	*
21.1	List of Subsidiaries of Verona Pharma plc					*
16.1	Letter of PricewaterhouseCoopers LLP, dated December 14, 2023.	8-K	001-38067	16.1	12/18/2023
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97#	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: February 29, 2024	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ David Zaccardelli	President and Chief Executive Officer (principal executive officer)	February 29, 2024
David Zaccardelli, Pharm. D.

/s/ Mark W. Hahn	Chief Financial Officer (principal financial and accounting officer)	February 29, 2024
Mark W. Hahn

/s/ David Ebsworth, Ph.D.	Chairperson of the Board of Directors	February 29, 2024
David Ebsworth, Ph.D.

/s/ Christina Ackermann	Director	February 29, 2024
Christina Ackermann

/s/ Michael Austwick	Director	February 29, 2024
Michael Austwick

/s/ James Brady	Director	February 29, 2024
James Brady

/s/ Ken Cunningham, M.D.	Director	February 29, 2024
Ken Cunningham, M.D.

/s/ Lisa Deschamps	Director	February 29, 2024
Lisa Deschamps

/s/ Martin Edwards, M.D.	Director	February 29, 2024
Martin Edwards, M.D.

/s/ Mahendra Shah, Ph.D.	Director	February 29, 2024
Mahendra Shah, Ph.D.

/s/ Vikas Sinha	Director	February 29, 2024
Vikas Sinha

/s/ Anders Ullman, M.D., Ph.D.	Director	February 29, 2024
Anders Ullman, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Verona Pharma plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Verona Pharma plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Accounting for the modification of a term loan facility
As described in Note 1, 2 and 5 to the consolidated financial statements, on December 27, 2023 (the “2023 Effective Date”) the Company entered into a term loan facility of up to $400.0 million (the “2023 Term Loan” or “Loan Agreement”), consisting of a term loan advance in an aggregate amount of $50.0 million funded on the 2023 Effective Date (the “Term A Loan”) and four additional term loan advances subject to certain terms and conditions. The 2023 Term Loan replaced the Company’s existing $150.0 million facility. The Company received net proceeds from the Term A Loan partially offset by the repayment, in full, of the existing outstanding indebtedness owed by the Company under the previous Term Loan of $20 million. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different”. Based upon management’s evaluation of the accounting for the Loan Agreement, management has applied modification accounting to a portion of the Term A Loan in accordance with ASC 470-50 “Debt-Modifications and Extinguishments”.
The principal considerations for our determination that performing procedures relating to the accounting for the modification of a term loan facility is a critical audit matter are (i) the matter represented a significant transaction, and (ii) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accounting for the term loan facility modification and extinguishment assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for significant transactions in connection with debt modification. These procedures also included, among others, (i) evaluating management’s assessment regarding the accounting for the new term facility, in particular with respect to their assessment of modification and extinguishment in accordance with the applicable accounting guidance; and (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Reading, United Kingdom
February 29, 2024

We have served as the Company's auditor since 2015.

Verona Pharma plc
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$271,772	$227,827
Prepaid expenses	3,617	2,499
Tax incentive receivables	10,954	9,282
Other current assets	3,365	3,388
Total current assets	289,708	242,996

Non-current assets:
Furniture and equipment, net	24	73
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	2,847	854
Total non-current assets:	18,416	16,472
Total assets	$308,124	$259,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,492	$2,910
Accrued expenses	3,585	13,752
Current operating lease liabilities	1,180	675
Taxes payable	—	283
Other current liabilities	435	1,409
Total current liabilities	8,692	19,029

Non-current liabilities:
Term loan	48,374	9,768
Non-current operating lease liabilities	1,775	205
Total non-current liabilities	50,149	9,973
Total liabilities	58,841	29,002

Commitments and contingencies

Shareholders' equity
Ordinary £0.05 par value shares: 667,659,630 and 631,338,246 issued, and 643,536,094 and 606,301,054 outstanding, at December 31, 2023 and 2022, respectively	42,771	40,526
Additional paid-in capital	601,063	529,187
Ordinary shares held in treasury	(1,517)	(1,549)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(388,433)	(333,097)
Total shareholders' equity	249,283	230,466
Total liabilities and shareholders' equity	$308,124	$259,468
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Revenue	$—	$458
Cost of sales	—	(346)
Gross profit	—	112
Operating expenses:
Research and development (Note 11)	17,216	49,283
Selling, general and administrative	50,353	26,579
Total operating expenses	67,569	75,862
Operating loss	(67,569)	(75,750)
Other income/(expense):
Research and development tax credit	1,104	9,634
Loss on extinguishment of debt	—	(815)
Interest income	12,761	2,821
Interest expense	(2,057)	(521)
Foreign exchange gain/(loss)	1,866	(3,817)
Total other income, net	13,674	7,302
Loss before income taxes	(53,895)	(68,448)
Income tax expense	(474)	(253)
Net loss	$(54,369)	$(68,701)
Loss per ordinary share — basic and diluted	$(0.09)	$(0.13)

Weighted-average shares outstanding - basic and diluted	634,142,660	529,071,526
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Shareholders’ Equity
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2022	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(68,701)	(68,701)
Issuance of ordinary shares, net of issuance costs	114,080,000	6,918	133,279	—	—	—	140,197
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Issuance of ordinary shares to treasury	28,000,000	1,748	—	(1,748)	—	—	—
Restricted share units vested	—	—	—	680	—	(680)	—
Share options exercised	—	—	1,250	122	—	—	1,372
Share-based compensation	—	—	14,121	—	—	—	14,121
Common shares withheld for taxes on vested stock awards	—	—	(4,723)	—	—	—	(4,723)
Equity settled share-based compensation reclassified as cash-settled	—	—	128	—	—	—	128
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(54,369)	(54,369)
Issuance of common shares under at-the-market sales agreement	20,321,384	1,227	55,682	—	—	—	56,909
Issuance of ordinary shares to treasury	16,000,000	1,018	—	(1,018)	—	—	—
Restricted share units vested	—	—	—	967	—	(967)	—
Share options exercised	—	—	1,866	83	—	—	1,949
Share-based compensation	—	—	19,012	—	—	—	19,012
Common shares withheld for taxes on vested stock awards	—	—	(4,389)	—	—	—	(4,389)
Equity settled share-based compensation reclassified as cash-settled	—	—	(295)	—	—	—	(295)
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022
Operating activities:
Net loss:	$(54,369)	$(68,701)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(1,866)	3,817
Amortization of debt issuance costs	116	80
Accretion of redemption premium on debt	106	108
Loss on extinguishment of debt	—	815
Share-based compensation	19,012	14,121
Depreciation and amortization	677	636
Changes in operating assets and liabilities:
Prepaid expenses	(1,118)	1,538
Tax incentive receivables	(1,104)	3,964
Other current assets	777	(1,325)
Accounts payable	486	(7,146)
Accrued expenses	(10,351)	(8,504)
Operating lease liabilities	(591)	(597)
Income taxes	(1,037)	136
Other current liabilities	(960)	1,196
Net cash used in operating activities	(50,222)	(59,862)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(29)
Net cash used in investing activities	—	(29)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	56,909	149,797
Payment of offering costs in connection with the issuance of ordinary shares	—	(9,533)
Proceeds from Oxford Term Loan	9,996	10,000
Proceeds from 2023 Term Loan, net of repayment of Oxford Term Loan and debt issuance costs incurred	28,712	—
Payment of debt issuance costs	(12)	(245)
Repayment of SVB Term Loan	—	(5,000)
SVB Term Loan repayment costs	—	(850)
Payments of withholding taxes from share-based awards	(4,685)	(4,723)
Proceeds from exercise of share options	1,949	1,372
Net cash provided by financing activities	92,869	140,818
Effect of exchange rate changes on cash and cash equivalents	1,298	(1,480)
Net change in cash and cash equivalents	43,945	79,447
Cash and cash equivalents at beginning of the year	227,827	148,380
Cash and cash equivalents at end of the year	$271,772	$227,827
Supplemental disclosure of cash flow information:
Income taxes paid	$1,245	$120
Interest paid	$2,006	$348
The accompanying notes are an integral part of these consolidated financial statements.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 1 - Organization and description of business operations
Verona Pharma plc is incorporated and domiciled in the United Kingdom. Verona Pharma plc has one wholly-owned subsidiary, Verona Pharma, Inc., a Delaware corporation (together with Verona Pharma plc the “Company”). The address of the registered office is 1 Central Square, Cardiff, CF10 1FS, United Kingdom.
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
In conjunction with the submission of the NDA in June 2023, the Company paid a $3.2 million PDUFA application fee to the FDA. The Company requested a small business waiver of this application fee which was approved by the FDA and refunded in the three months ended December 31, 2023.
Liquidity
The Company has incurred recurring losses and negative cashflows from operations since inception, and has an accumulated deficit of $388.4 million as of December 31, 2023. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
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
During the year ended December 31, 2022, the Company sold 80,696 ordinary shares (equivalent to 10,087 ADSs) under its at the market offering program entered into in March 2021 (the “2021 ATM Program”), at an average price of approximately $0.86 per share (equivalent to $6.86 per ADS), raising aggregate net proceeds of $0.1 million after deducting issuance costs. As of December 31, 2022, there remained $99.2 million of ordinary shares, in the form of ADSs, available for sale under the 2021 ATM Program.
During the year ended December 31, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the 2021 ATM Program, at an average price of approximately $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of $56.9 million after deducting issuance costs.
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
In December 2023, the Company entered into a term loan facility (the “2023 Term Loan”) of up to $400.0 million with Oxford Finance LLC (“Oxford”), as collateral agent, and certain funds managed by Oxford and Hercules Capital, Inc. At closing $50.0 million was funded with up to four additional advances of an aggregate $350.0 million available subject to the Company meeting certain regulatory and commercial milestones. The 2023 Term Loan replaced the Company’s existing $150.0 million facility with Oxford Finance Luxembourg S.A R.L. Refer to Note 5 - Debt for additional details.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
Equity interest
As part of the Nuance Agreement, the Company received an equity interest in Nuance Biotech, the parent company of Nuance Pharma (see Note 6 - Significant Agreements). As Nuance Biotech’s securities are not publicly traded, the equity interest’s fair value is not readily determinable. The Company therefore follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment.
Furniture and equipment, net
Furniture and equipment comprise office furniture, computer equipment and leasehold improvements and are stated at cost less accumulated depreciation. Depreciation on furniture and equipment is calculated on a straight-line basis over the expected useful economic lives, generally two to five years. Depreciation on leasehold improvements is over the lesser of the economic life of the asset or the term of the lease.

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
Debt and debt issuance costs
Upon issuance of a new debt instrument, the Company recognizes a liability equal to the proceeds received, less any allocation of proceeds to other instruments issued with the debt, other elements of the transaction, or features within the debt instrument itself. The proceeds generally approximate the present value of interest and principal payments of the debt.
In situations where, for economic or legal reasons related to the Company’s financial difficulties, the borrower grants a concession to the Company that it would not otherwise consider, the related loan is classified as a troubled debt restructuring. If a restructuring does not constitute a troubled debt restructuring, it will be evaluated to consider if it should be accounted for as an extinguishment or as a modification.
Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in ASC 470-50 “Debt-Modifications and Extinguishments”).
Debt issuance costs relating to the Company’s debt instruments are recorded in Term loan on the Consolidated Balance Sheets as a direct reduction of the carrying amount of the related debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt.
Revenue recognition
The Company’s revenue consists of revenue from the Company’s strategic agreements for the development and commercialization of ensifentrine. The terms of the agreements may include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations may include intellectual property rights, (which include the license, patents and developmental and regulatory data) and manufacturing and supply. Management are required to judge when performance obligations are satisfied and consequently when revenue is recognized.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. Research and development expenses include salaries, share-based compensation and benefits of employees, and other costs related to the Company’s R&D activities, including pre-approval manufacturing costs, contracts with clinical research organizations and contract manufacturers. The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its Consolidated Financial Statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trials and other development activities. Judgment is applied in determining assumptions related to patient progression and the timing of various aspects of the trial used to measure progress. The Company determines prepaid and accrual estimates through discussions with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its Consolidated Financial Statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of study recruitment from contract research organizations and activities carried out by other third-party vendors as well as the timely processing of any change orders from the contract research organizations.
Share-based compensation
The Company has a share-based compensation plan under which various types of equity-based awards may be granted, including stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The fair value of share options and RSUs, which are subject to milestone or service conditions with graded vesting, are recognized as compensation expense on a straight-line basis using the graded-vesting method; forfeitures are recognized as they occur.
The fair value of PRSUs, which are subject to certain performance and service conditions, will be recognized over the remaining service period using the graded-vesting method once the performance conditions are determined to be probable of occurring.
The Company uses the fair-value based method to determine compensation for all arrangements under which employees receive shares. The fair value of stock options is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on the historical volatility of the Company’s ordinary shares over the expected term of the options. The expected term of options granted is derived using the simplified method, which computes the expected term as the average of the sum of the vesting term plus the contract term. Historically the risk-free rate has been based on the appropriate U.K. government debt yield. After delisting its Ordinary shares from AIM on October 30, 2020, the Company used U.S. government debt yields.
The fair-value of RSUs and PRSUs is calculated using the closing price of the Company’s ordinary shares on the date of grant.
Details of the assumptions used are set out in Note 7 - Share-based compensation to the Consolidated Financial Statements.

Verona Pharma plc
Notes to Consolidated Financial Statements
Other income - United Kingdom R&D tax credits
Research and development tax credit relates to R&D tax credits receivable in the U.K. As a company that carries out extensive research and development activities, the Company is subject to the U.K. R&D Small and Medium Enterprise (“SME”) Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which it does not receive income.
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
Comprehensive loss
The Company accounts for comprehensive loss in accordance with ASC 220, “Income Statement - Reporting Comprehensive Income”. Comprehensive loss represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and reportable segment, pharmaceutical development.
Reporting and functional currencies
The Consolidated Financial Statements are reported in U.S. dollars, which is also the functional currency of the Company’s subsidiary. Transactions in foreign currencies are remeasured into the Company’s functional currency at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are remeasured into our functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain/(loss) in our Consolidated Statements of Operations.

Verona Pharma plc
Notes to Consolidated Financial Statements
Treasury shares
In the year ended December 31, 2020, the Company incorporated a trust to facilitate the acquisition of shares, by or for the benefit of employees and former employees. In the years ended December 31, 2023 and December 31, 2022 the Company issued 16.0 million ordinary shares (equivalent to 2.0 million ADSs) and 28.0 million (equivalent to 3.5 million ADSs), respectively, to the trust to cover expected shares issued upon the vesting of share awards to employees.
The Company has the indirect ability to control the trust as trustees are required to act in accordance with the trust deed and because the Company controls the issuance of shares to cover awards. As a consequence, the trust is consolidated into the Company’s Consolidated Financial Statements. The shares that were issued to the trust that have not been issued to employees to satisfy vesting of share awards are included in the Consolidated Balance Sheets as Ordinary shares held in treasury.
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
Our financial instruments include cash equivalents, equity interest, other assets, accounts payable and accrued expenses and other liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. The carrying amounts of the other instruments are considered to be representative of their fair values because of their short-term nature.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables.
The Company holds cash and cash equivalents with highly rated financial institutions and in highly rated money market funds. Our deposits at these institutions may exceed insured limits, however the Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.
Lease accounting
The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the term of the lease. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
Recently adopted accounting standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology.
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
Recently issued accounting standards not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will have no impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. The Company is currently evaluating the impact to its income tax disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendments in this ASU are effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025, and should be applied on a retrospective basis for all periods presented. This ASU will have no impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. The Company is currently evaluating the impact to its segment disclosures.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 3 - Property leases
The Company’s Right-of-use assets (“ROU”) relate to rented office space in London, Georgia and two in North Carolina with leases ending in 2025, 2025, 2024 and 2027, respectively.
In the year ended December 31, 2023, the Company entered into a lease arrangement in North Carolina for office space and extended its existing London lease. As a result of these two agreements, the Company recognized a lease liability and a corresponding ROU asset of $2.7 million. Additionally, the supplemental noncash ROU asset obtained in exchange for operating lease liabilities is $2.7 million.
In the year ended December 31, 2022, the Company entered into a lease arrangement in Georgia for office space and extended its existing London lease recognizing a lease liability and a corresponding ROU asset of $0.7 million.
To calculate lease liabilities the Company used a weighted average discount rate of 11% and 4% for the years ended December 31, 2023 and December 31, 2022, respectively. The weighted average remaining lease term as of December 31, 2023 and December 31, 2022 was 3.3 years and 1.5 years, respectively.
Minimum annual payments over the remaining lease periods as of December 31, 2023 are as follows (in thousands):

2024	$1,175
2025	842
2026	788
2027	784
Total minimum future lease payments	$3,589
Less: imputed interest	(634)
Total operating lease liabilities	$2,955
The total operating lease expense included in selling, general and administrative costs was $0.7 million for the year ended December 31, 2023.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Clinical trial and other development costs	$752	$12,314
Professional fees, listing and general corporate costs	2,039	1,364
People related costs	794	74
Total accrued expenses	$3,585	$13,752
Note 5 - Debt
In November 2020, the Company entered into a term loan facility of up to $30.0 million (the “SVB Term Loan”), consisting of advances of $5.0 million funded at closing and $10.0 million and $15.0 million contingent upon achievement of certain clinical development milestones and other specified conditions.
On October 14, 2022 (the “2022 Effective Date”), the Company entered into a loan and security agreement with Oxford Finance Luxembourg S.À R.L. for an aggregate amount of up to $150.0 million (the “Oxford Term Loan”). The Oxford Term Loan provided for an initial term loan advance in an aggregate amount of $10.0 million funded on the 2022 Effective Date (the “Oxford Term A Loan”), and up to four additional term loan advances in an aggregate amount of $140.0 million, contingent upon the achievement of certain clinical and regulatory development milestones as well as other specified conditions. The proceeds from the Oxford Term Loan were used for general corporate and working capital purposes, and a portion of the proceeds of the Oxford Term A Loan were used to repay in full the existing outstanding indebtedness owed under the SVB Term Loan. On March 24, 2023, the Company received $10.0 million under the second term loan advance (the “Oxford Term B Loan”).
On December 27, 2023 (the “2023 Effective Date”), the Company entered into a term loan facility of up to $400.0 million (the “2023 Term Loan” or “Loan Agreement”), consisting of a term loan advance in an aggregate

Verona Pharma plc
Notes to Consolidated Financial Statements
amount of $50.0 million funded on the 2023 Effective Date (the “Term A Loan”) and four additional term loan advances subject to certain terms and conditions, as discussed below, in the amounts of $100.0 million (the “Term B Loan”), $75.0 million (the “Term C Loan”), $75.0 million (the “Term D Loan”) and $100.0 million (the “Term E Loan”). The 2023 Term Loan was entered into with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent, and certain funds managed by Oxford and Hercules Capital, Inc. party thereto (collectively, the “Lenders”). The net proceeds of the 2023 Term Loan will be used for general corporate and working capital purposes.
The Company received net proceeds from the Term A Loan of $28.4 million which primarily consisted of the Term A Loan proceeds of $50.0 million partially offset by the repayment, in full, of the existing outstanding indebtedness owed by the Company under the Oxford Term Loan of $20.0 million, lender and third-party fees related to the Loan Agreement of $1.4 million and interest amounts of $0.2 million.
Based upon the Company’s accounting evaluation of the Loan Agreement, as well as the Oxford entities involved and terms of both the 2023 Term Loan and the Oxford Term Loan, the Company has applied modification accounting to the portion of the Term A Loan associated with Oxford. As such, no gain or loss is recorded upon the modification with the unamortized debt issuance costs at the 2023 Effective Date from the Oxford Term Loans included as amounts the outstanding amount under the 2023 Term Loan. Additionally, certain fees included in the net proceeds were expensed based on the applicable guidance under ASC 470.
The portion of the Term A Loan associated with Hercules Capital, Inc. has been accounted for as the issuance of new debt with the applicable accounting applied under ASC 470.
The Term B Loan will be available, subject to customary terms and conditions, during the period commencing on the date the Company receives approval from the United States Food and Drug Administration for its New Drug Application for ensifentrine through and including the earliest of (i) the date that is 30 days immediately following the date the Company receives such approval and (ii) September 15, 2024. The Term C Loan will be available, subject to customary terms and conditions (including the prior borrowing of the Term B Loan), during the period commencing on the later of (i) September 15, 2025 and (ii) prior to September 30, 2025, the achievement by the Company of a specified net sales milestone. The Term D Loan will be available, subject to customary terms and conditions (including the prior borrowing of the Term C Loan), during the period commencing on the later of (i) February 15, 2026 and (ii) prior to March 31, 2026, the achievement by the Company of a specified net sales milestone. The Term E Loan will be available, subject to customary terms and conditions (including the prior borrowing of the Term D Loan) prior to June 1, 2028 at the Lenders sole discretion and upon the Company’s request.
The 2023 Term Loan will mature on December 1, 2028. Each advance under the Loan Agreement accrues interest at a floating per annum rate (the “Basic Rate”) equal to (a) the greater of (i) the 1-Month CME Term SOFR (as defined in the Loan Agreement) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 5.34%, plus (b) 5.85%. Notwithstanding the foregoing, (i) in no event shall the Basic Rate (x) for the Term A Loan be less than 11.19% and (y) for each other 2023 Term Loan be less than the Basic Rate on the business day immediately prior to the funding date of such 2023 Term Loan, (ii) the Basic Rate for the Term A Loan for the period from the Effective Date through and including December 31, 2023 was 11.19% and (iii) the Basic Rate for each 2023 Term Loan shall not increase by more than 2.00% above the applicable Basic Rate as of the funding date of each such 2023 Term Loan. The 2023 Term Loan provides for interest-only payments on a monthly basis until the payment date immediately preceding June 1, 2028. Thereafter, amortization payments will be payable monthly in equal installments of principal plus monthly payments of accrued interest.
Upon repayment (whether at maturity, upon acceleration or by prepayment or otherwise), the Borrower shall make a final payment to the Lenders in the amount of 2.50% to 3.50% of the aggregate 2023 Term Loan advanced, depending on when a 2023 Term Loan is repaid (the “Final Payment”). The Borrower may prepay the 2023 Term Loan in full or in part provided that the Borrower (i) provides ten (10) days’ prior written notice to Oxford and the Lenders, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, (B) a prepayment fee of 2.00% of the 2023 Term Loan advanced if paid on or before December 27, 2025; 1.50% of the 2023 Term Loan advanced if paid after December 27, 2025 and before December 27, 2026; 1.00% of the 2023 Term Loan advanced if paid after December 27, 2026, (C) the Final Payment and (D) all other sums, if any, that shall become due and payable under the Loan Agreement, including interest at the default rate with respect to any past due amounts. Amounts outstanding during an event of default are payable upon the Required Lenders’ (as defined in the Loan Agreement) demand and shall accrue interest at an additional rate of 5.00% per annum and (iii) any partial prepayment of the 2023 Term Loans shall be in a denomination that is a whole number multiple of $5.0 million.

Verona Pharma plc
Notes to Consolidated Financial Statements
The 2023 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that a lien on intellectual property will be granted on the earlier of (i) the funding date of any 2023 Term Loan that would cause the aggregate principal amount of outstanding 2023 Term Loan drawn pursuant to the Loan Agreement to exceed $50.0 million and (ii) prior to the Borrower or the Company entering into a Permitted Royalty Financing (as defined in the Loan Agreement). The Company has also granted Oxford and the Lenders a negative pledge with respect to its intellectual property.
The Loan Agreement contains customary representations and warranties, covenants and events of default, including two financial covenants: (i) commencing on July 1, 2025, the Borrower is required to maintain certain levels of cash in the United States subject to control agreements in favor of Oxford; provided that such liquidity covenant shall not apply at any given time if the market capitalization of the Company at such time is at least $3.0 billion and (ii) commencing on September 30, 2025, the Borrower and the Company are required to maintain quarterly trailing six-month net product revenue from the sale of ensifentrine; provided that such revenue covenant will be waived at any time (x) the Borrower and the Company’s unrestricted cash balance on the last calendar day of each month during such quarter is equal to or greater than the product of 1.25 multiplied by the aggregate principal amount of outstanding 2023 Term Loan on such date, (y)(1) the Borrower and the Company’s unrestricted cash balance on the last calendar day of each month during such quarter is equal to or greater than the product of 0.5 multiplied by the aggregate principal amount of outstanding 2023 Term Loan on such date and (2) the average of the daily VWAP of the Company’s American Depositary Shares for each of the five trading days preceding the last trading day of each month during such quarter multiplied by the total number of issued and outstanding American Depositary Shares of the Company is at least $1.5 billion, or (z) the average of the daily VWAP of the Company’s American Depositary Shares for each of the five trading days preceding the last trading day of each month during such quarter multiplied by the total number of issued and outstanding American Depositary Shares of the Company is at least $3.0 billion. The Loan Agreement also contains other customary provisions, such as expense reimbursement, as well as indemnification rights for the benefit of Oxford and the Lenders.
As of December 31, 2023 the interest rate was approximately 11% per annum and there was no material difference between the carrying value and the estimated fair value of the 2023 Term Loan.
Future principal payments, which exclude the end of term charge, in connection with the 2023 Term Loan as of December 31, 2023 are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	—
2028	50,000
Total	$50,000

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 6 - Significant agreements
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
The Company is obligated to pay a milestone payment of £5.0 million on obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product, low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how. Royalties payable are based on the future sales performance so the amount payable is unlimited.
At the time each contingency is resolved, the Company will record the contingent consideration payment (or payable) in connection with the Ligand Agreement as an expense.
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
The Company accounted for the $2.0 million payment at execution of the Amendment as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss as the payment is related to a contract modification.
Nuance agreement
The Company entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma Limited (“Nuance Pharma”) effective June 9, 2021 (the “Nuance Effective Date”), under which the Company granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, the Company received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest, valued at $15.0 million as of the Nuance Effective Date, in Nuance Biotech, the parent company of Nuance Pharma. The Company is eligible to receive future milestone payments of up to $179.0 million triggered upon achievement of certain clinical, regulatory, and commercial milestones, as well as tiered double-digit royalties as a percentage of net sales of the products in Greater China. The Company will recognize these milestones when it is probable that a significant revenue reversal would not occur.
As of December 31, 2023, the $15.0 million equity interest was recorded as Equity interest on the Consolidated Balance Sheet. The equity interest is recorded at cost as the Company has elected to use the measurement alternative

Verona Pharma plc
Notes to Consolidated Financial Statements
for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2023.
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
On April 13, 2022, the Company formalized the Agreement for the Manufacture and Supply of ensifentrine (“Nuance Supply Agreement”) with Nuance Pharma. The Company determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. The Company has determined it is acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, the Company will recognize the associated revenue on a gross basis. In the year ended December 31, 2022, the Company recognized $0.5 million of revenue in relation to the clinical supply of ensifentrine to Nuance Pharma.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 7 - Share-based compensation
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
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	December 31,
	2023	2022
Research and development	$4,228	$5,420
Selling, general and administrative	14,784	8,701
Total share-based compensation	$19,012	$14,121
EMI Option Plan and Pre-IPO Option Plan
The EMI Option Plan and the Pre-IPO Option Plan were adopted by our board of directors on September 18, 2006, and July 24, 2012, respectively. The total number of shares that may be issued under these plans is the current number of outstanding options over 114,000 ordinary shares, or 14,250 ADSs, for the EMI Option Plan and 1,320,000 ordinary shares, or 165,000 ADSs, for the Pre-IPO Option Plan.
No further awards have been granted under either plan since the 2017 Incentive Award Plan was adopted, and no further awards will be granted under them.
2017 Incentive Award Plan
The 2017 Incentive Award Plan was adopted by our board of directors and became effective on April 26, 2017, in order to grant share based compensation to certain of the Company’s directors and employees. It provides for the grant of stock options, RSUs, and other share-based awards to Company’s directors, officers, employees and non-employee directors.

Verona Pharma plc
Notes to Consolidated Financial Statements
Share option activity
The number of options, the weighted average grant date fair value per stock option, and the weighted average exercise price are all shown below on a per ordinary shares basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares.
The following table shows share option activity and includes the options outstanding from all three plans:

	Number of share options	Weighted average exercise price (1)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2022	12,695,200	$1.38	6.5
Granted	9,024,000	0.90
Forfeited	(620,016)	1.04
Exercised	(1,822,688)	0.75
Outstanding at December 31, 2022	19,276,496	$1.22	7.2	$39,412
Granted	7,376,000	2.46
Forfeited	(464,680)	0.89
Expired	(240,000)	3.07
Exercised	(1,258,192)	1.55
Outstanding at December 31, 2023	24,689,624	$1.56	7.4	$24,022
Exercisable at December 31, 2023	12,904,640	$1.30	5.8	$15,574
(1) The exercise prices relate to the equivalent price for an ordinary share, calculated as one eighth of the ADS price.
The following summarizes the aggregate intrinsic value and cash receipts related to stock option exercise activity for the years ended December 31:

($ in thousands)	2023	2022
Aggregate intrinsic value of stock options exercised	$1,861	$2,413
Cash receipts from stock options exercised	$1,949	$1,372
Determining the fair value of share options
The total fair values of the options, estimated using the Black-Scholes option-pricing model for equity-settled compensation, amounted to $13.2 million for options granted in the year ended December 31, 2023 and $5.9 million for instruments granted in the year ended December 31, 2022. The cost is amortized over the vesting period of the options on a straight-line basis using the graded-vesting method. The following assumptions were used for the Black-Scholes valuation of share options granted in 2023 and 2022.
Expected volatility
Volatility is calculated using historical daily averages of the Company's share price over a period that is in line with the expected life of the options.
Fair value of ordinary shares
Prior to delisting from the AIM in October 2020, the fair value of ordinary shares was based on the closing share price of the Company’s shares on AIM on the evening before the date of grant. Subsequently, the fair value has been based on the closing price of ADSs traded on Nasdaq on the evening before the date of grant.
Risk-free interest rate
The risk-free interest rate has been based on U.K. Government debt yield for the relevant term at the time of grant up until October 20, 2020 when the company delisted from AIM. After this, appropriate U.S Treasury yield rates were used.
Expected term
As the Company does not have sufficient history to estimate its expected term, the Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and

Verona Pharma plc
Notes to Consolidated Financial Statements
110. The expected term, calculated under the simplified method, is applied to all stock options which have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.
Expected dividend
There are no expected dividends.
A summary of the weighted-average assumptions applicable to the share options granted in the applicable years is as follows:

December 31,
	2023	2022
Risk-free interest rate	3.40% - 4.69%	2.09% - 4.20%
Expected lives, years	5-7	5-7
Expected volatility	80.64% - 87.26%	82.50% - 84.27%
Expected dividend yield	—%	—%
Grant date fair value (per share)	$1.69 - $3.27	$0.34 - $1.33
Restricted stock units activity
The following table shows RSU activity:

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	38,347,352	$0.97	1.2
Granted	12,877,864	1.07
Forfeited	(1,006,264)	1.03
Vested	(15,676,608)	0.96
Outstanding at December 31, 2022	34,542,344	$1.01	1.2
Granted	3,596,872	1.66
Forfeited	(303,648)	1.10
Vested	(18,332,944)	0.99
Outstanding at December 31, 2023	19,502,624	$1.14	1.2

The intrinsic value of RSUs that vested in the years ended December 31, 2023 and 2022, was $41.5 million and $14.3 million, respectively.
As of December 31, 2023, total compensation cost related to share options and RSUs granted but not yet recognized was $20.0 million. This cost will be amortized to expense over a weighted average remaining period of 1.9 years and will be adjusted for subsequent forfeitures.
Performance Restricted Stock Units (“PRSUs”)
The Company began issuing PRSUs during 2023. PRSUs will begin to vest upon achievement of certain performance goals and are subject to continued service. The fair value of PRSUs will be recognized over the remaining service period using the graded-vesting method once the performance conditions are determined to be probable of occurring. Due to the presence of the performance conditions, which are not yet considered probable under the applicable accounting framework, the Company recognized no compensation expense for the PRSUs in 2023.
A summary of the Company’s PRSU activity for the year ended December 31, 2023 is as follows:

Verona Pharma plc
Notes to Consolidated Financial Statements

	Number of PRSUs	Weighted average grant date fair value	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2023	—	$—
Granted	10,790,144	1.66
Forfeited	(60,000)	1.66
Outstanding at December 31, 2023	10,730,144	$1.66	$26,665
The total compensation cost not yet recognized as of December 31, 2023 related to non-vested PRSUs was $17.8 million, which will be recognized over a weighted-average period of approximately one year, once the performance condition is achieved.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 8 - Benefit plans
The Company maintains a 401(k) defined contribution retirement plan in the U.S. and a defined contribution plan in the U.K. for its employees and executive directors. The assets of the plans are held separately from those of the Company in independently administered funds.
The retirement plan cost represents the contributions payable by the Company to the plans during the year. Defined contribution costs during the years ended December 31, 2023 and 2022 amounted to $0.6 million and $0.3 million, respectively.
Note 9 - Taxation
Verona Pharma plc operates in the United Kingdom and Verona Pharma, Inc. in the United States and they are subject to income taxes in those countries. For the year ended December 31, 2023 the U.K. corporation tax is charged at 23.5% and the U.S. Federal Income tax rate is 21%.
The components of (profit)/loss before income taxes are as follows (in thousands):

	December 31,
	2023	2022
United States	$(7,429)	$(3,868)
United Kingdom	61,324	72,316
Total	$53,895	$68,448
The components of income tax expense are as follows (in thousands):

	December 31,
	2023	2022
United States	$474	$253
United Kingdom	—	—
Total current tax expense	$474	$253

United States	$—	$—
United Kingdom	—	—
Total deferred tax expense	—	—
Total income tax expense	$474	$253
A reconciliation of the U.K. statutory income tax rate to our effective income tax rate is as follows (in percentages):

	December 31,
	2023	2022
U.K. tax rate	23.5%	19.0%
Non-deductible expenses	(8.0)%	(1.8)%
Research and development incentive	(4.1)%	(8.0)%
Share options exercised	5.4%	2.1%
Change in deferred tax valuation allowance	(18.1)%	(11.6)%
Other differences	0.4%	(0.1)%
Effective income tax rate	(0.9)%	(0.4)%

Verona Pharma plc
Notes to Consolidated Financial Statements
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax liabilities:
Contingent liability (1)	$(53,851)	$(34,565)
Total deferred tax liabilities	(53,851)	(34,565)

Deferred tax assets:
Net operating losses	54,012	38,893
IPR&D asset (1)	47,793	32,700
Future exercisable shares	7,548	11,964
Other	21	(516)
Total deferred tax assets	109,374	83,041
Less: valuation allowance	(55,523)	(48,476)
Deferred tax assets, net of valuation allowance	$—	$—

Movements in the deferred tax valuation allowance

Valuation allowance at January 1	$48,476	$30,252
Change in tax rates	(851)	—
Increase in valuation allowance	7,898	18,224
Valuation allowance at December 31	$55,523	$48,476
(1) These relate to the difference in the tax base of the IP R&D asset and assumed contingent liability and the financial reporting base, which is nil under U.S. GAAP.
Management has reviewed cumulative tax losses and projections of future taxable losses and determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets.
At December 31, 2023 and December 31, 2022, the Company had U.K. net operating losses (“NOLs”) of $216.0 million and $155.6 million, respectively. The NOLs can be carried forward indefinitely to be offset against future taxable profits, but this is restricted to an annual £5 million allowance after which there will be a 50% restriction in the profits that can be covered by losses brought forward.
The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2022. The Company’s R&D Tax Incentive Claim for the year ended December 31, 2022 is currently under routine review by HMRC. No material adjustments are expected to be made to the claimed amount as a result of this review. No interest or penalties were recognized in the Consolidated Statements of Operations and Comprehensive Loss or Consolidated Balance Sheets. As of December 31, 2023, the Company has no uncertain tax positions.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 10 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted earnings per share for 2023 and 2022 (in thousands, except share and per share amounts):

	December 31,
	2023	2022
Numerator:
Net loss	$(54,369)	$(68,701)
Net loss available to ordinary shareholders - basic and diluted	$(54,369)	$(68,701)
Denominator:
Weighted-average shares outstanding - basic and diluted	634,142,660	529,071,526
Net loss per share - basic and diluted	$(0.09)	$(0.13)
During the years ended December 31, 2023 and 2022, outstanding share options, RSUs and PRSUs of 54.9 million and 53.8 million, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 11 - Commitments and contingencies
In the three months ended March 31, 2023, the Company accrued up to the maximum exposure of $6.9 million related to a matter with a supplier and also had certain invoices in the amount of $1.5 million in accounts payable to the same supplier. Both items were settled in June 2023 for $2.1 million. This resulted in a net reversal of $6.3 million in the three months ended June 30, 2023 and a net reversal of $1.5 million in the year ended December 31, 2023 in Research and development costs in the Consolidated Statement of Operations and Comprehensive Loss.
Note 12 - Related party transactions and other shareholder matters
In the years ended December 31, 2023 and 2022 there were no related party transactions.