Form 10-Q
period 2024-03-31
Verona Pharma plc
filed 2024-05-10
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 648,654,174 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 81,081,772 American Depositary Shares, each representing eight (8) ordinary shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$254,882	$271,772
Prepaid expenses	3,622	3,617
Tax incentive receivable	11,461	10,954
Other current assets	1,875	3,365
Total current assets	271,840	289,708

Non-current assets:
Furniture and equipment, net	22	24
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	2,505	2,847
Total non-current assets	18,072	18,416
Total assets	$289,912	$308,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,651	$3,492
Accrued expenses	8,269	3,585
Current operating lease liabilities	1,118	1,180
Other current liabilities	736	435
Total current liabilities	14,774	8,692

Non-current liabilities:
Term loan	48,546	48,374
Non-current operating lease liabilities	1,604	1,775
Total non-current liabilities	50,150	50,149
Total liabilities	64,924	58,841

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 667,659,630 and 667,659,630 issued, and 647,372,062 and 643,536,094 outstanding, at March 31, 2024 and December 31, 2023, respectively	42,771	42,771
Additional paid-in capital	602,497	601,063
Ordinary shares held in treasury	(1,282)	(1,517)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(414,397)	(388,433)
Total shareholders' equity	224,988	249,283
Total liabilities and shareholders' equity	$289,912	$308,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$6,764	$12,610
Selling, general and administrative	20,434	9,589
Total operating expenses	27,198	22,199
Operating loss	(27,198)	(22,199)
Other income/(expense):
Research and development tax credit	585	2,313
Interest income	3,378	2,677
Interest expense	(1,586)	(293)
Foreign exchange (loss)/gain	(219)	932
Total other income/(expense), net	2,158	5,629
Loss before income taxes	(25,040)	(16,570)
Income tax expense	(754)	(173)
Net loss	$(25,794)	$(16,743)
Loss per ordinary share - basic and diluted	$(0.04)	$(0.03)

Weighted-average shares outstanding - basic and diluted	645,701	621,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
Net loss	—	—	—	—	—	(25,794)	(25,794)
Restricted share units vested	—	—	—	170	—	(170)	—
Share options exercised	—	—	751	65	—	—	816
Common shares withheld for taxes on vested stock awards	—	—	(3,338)	—	—	—	(3,338)
Equity settled share-based compensation reclassified as cash-settled	—	—	(237)	—	—	—	(237)
Share-based compensation	—	—	4,258	—	—	—	4,258
Balance at March 31, 2024	667,659,630	$42,771	$602,497	$(1,282)	$(4,601)	$(414,397)	$224,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(16,743)	(16,743)
Issuance of common shares under at-the-market sales agreement	20,321,384	1,227	55,682	—	—	—	56,909
Restricted share units vested	—	—	—	270	—	(270)	—
Share options exercised	—	—	1,756	71	—	—	1,827
Share-based compensation	—	—	4,290	—	—	—	4,290
Balance at March 31, 2023	651,659,630	$41,753	$590,915	$(1,208)	$(4,601)	$(350,110)	$276,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss:	$(25,794)	$(16,743)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss/(gain)	219	(932)
Other non-cash items	82	73
Accretion of redemption premium on debt	90	18
Share-based compensation	4,258	4,290
Depreciation	263	157
Changes in operating assets and liabilities:
Prepaid expenses	(5)	938
Tax incentive receivable	(585)	(2,313)
Other current assets	942	1,362
Accounts payable	1,255	4,327
Accrued expenses	4,762	3,951
Operating lease liabilities	(152)	(165)
Income taxes	754	141
Other current liabilities	301	(886)
Net cash used in operating activities	(13,610)	(5,782)
Cash flows from investing activities:
Purchases of furniture and equipment	(16)	—
Net cash used in investing activities	(16)	—
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	56,862
Proceeds from Oxford Term Loan	—	9,996
Payment of debt issuance costs	(364)	—
Payments of withholding taxes from share-based awards	(3,575)	—
Proceeds from exercise of share options	816	1,827
Net cash (used in)/provided by financing activities	(3,123)	68,685
Effect of exchange rate changes on cash and cash equivalents	(141)	685
Net change in cash and cash equivalents	(16,890)	63,588
Cash and cash equivalents at beginning of the period	271,772	227,827
Cash and cash equivalents at end of the period	$254,882	$291,415
Supplemental disclosure of cash flow information:
Interest paid	$933	$244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Organization and description of business operations
Verona Pharma plc is incorporated and domiciled in the United Kingdom. Verona Pharma plc has one wholly-owned subsidiary, Verona Pharma, Inc., a Delaware corporation (together with Verona Pharma plc, the “Company”). The address of the registered office is 1 Central Square, Cardiff, CF10 1FS, United Kingdom.
The Company is a biopharmaceutical group focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. The Company’s American Depositary Shares (“ADSs”) are listed on the Nasdaq Global Market (“Nasdaq”) and trade under the symbol “VRNA”.
In August 2023, the U.S. Food and Drug Administration (“FDA”) accepted for review the Company’s New Drug Application (“NDA”) seeking approval of ensifentrine for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024. The FDA filing stated it is not currently planning to hold an advisory committee meeting to discuss the application. The Company is preparing for a potential commercial launch in the third quarter of 2024, subject to approval of the NDA.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $414.4 million as of March 31, 2024. The Company expects to incur additional losses and negative cash flows from operations until its products potentially gain regulatory approval and reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
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
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed on February 29, 2024 (the “2023 Form 10-K”). The Consolidated Balance Sheet as of December 31, 2023, was derived from audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.
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
Recently issued accounting standards not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on December 15, 2024, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will have no impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. The Company is currently evaluating the impact to its income tax disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendments in this ASU are effective for annual periods beginning on December 15, 2023 and interim periods beginning on December 15, 2024 and should be applied on a retrospective basis for all periods presented. This ASU will have no impact on the Company's Consolidated Balance Sheets or Consolidated
Statements of Operations and Comprehensive Loss. The Company is currently evaluating the impact to its segment disclosures.

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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three months ended March 31, 2024.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Clinical trial and other development costs	$1,182	$752
Professional fees and general corporate costs	4,402	2,039
People related costs	2,685	794
Total accrued expenses	$8,269	$3,585
Note 5 - Debt
On December 27, 2023 (the “2023 Effective Date”), Verona Pharma, Inc. entered into a term loan facility of up to $400.0 million (the “2023 Term Loan” or “Loan Agreement”), consisting of a term loan advance in an aggregate amount of $50.0 million funded on the 2023 Effective Date (the “Term A Loan”) and four additional term loan advances subject to certain terms and conditions, as discussed below, in the amounts of $100.0 million (the “Term B Loan”), $75.0 million (the “Term C Loan”), $75.0 million (the “Term D Loan”) and $100.0 million (the “Term E Loan”). The 2023 Term Loan was entered into with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent, and certain funds managed by Oxford and Hercules Capital, Inc. party thereto (collectively, the “Lenders”). The net proceeds of the 2023 Term Loan will be used for general corporate and working capital purposes.
Each advance under the Loan Agreement accrues interest at a floating per annum rate (the “Basic Rate”) equal to (a) the greater of (i) the 1-Month CME Term SOFR (as defined in the Loan Agreement) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 5.34%, plus (b) 5.85%; provided, however, that (i) in no event shall the Basic Rate (x) for the Term A Loan be less than 11.19% and (y) for each other advance be less than the Basic Rate on the business day immediately prior to the funding date of such advance, (ii) the Basic Rate for the Term A Loan for the period from the 2023 Effective Date through and including December 31, 2023 was 11.19% and (iii) the Basic Rate for each advance shall not increase by more than 2.00% above the applicable Basic Rate as of the funding date of each such advance. For the three months ended March 31, 2024 the effective interest rate was approximately 13% per annum. There was no material difference between the carrying value and the estimated fair value of the 2023 Term Loan outstanding.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$1,016	$1,103
Selling, general and administrative	3,242	3,187
Total	$4,258	$4,290
The following tables show the activity of each type of share-based compensation and are presented in ordinary shares. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares.
Share options activity

Number of share options outstanding
Balance as of December 31, 2023	24,689,624
Granted	2,432,000
Forfeited	(64,000)
Exercised	(1,037,424)
Balance as of March 31, 2024	26,020,200
Restricted stock units (“RSU”) activity

Number of RSUs outstanding
Balance as of December 31, 2023	19,502,624
Forfeited	(1,752)
Vested	(4,357,208)
Balance as of March 31, 2024	15,143,664
Performance restricted stock units (“PRSU”) activity

Number of PRSUs outstanding
Balance as of December 31, 2023	10,730,144
Forfeited	(5,248)
Balance as of March 31, 2024	10,724,896

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands except per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(25,794)	$(16,743)
Denominator:
Weighted-average shares outstanding - basic and diluted	645,701	621,451
Net loss per share - basic and diluted	$(0.04)	$(0.03)
During the three months ended March 31, 2024 and 2023, outstanding share options, RSUs and PRSUs over 51.9 million and 49.5 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
Note 8 - Subsequent events
Credit Agreement and Guaranty
On May 9, 2024 (the “2024 Effective Date”), Verona Pharma, Inc. (the “Borrower”) entered into a term loan facility of up to $400.0 million (the “2024 Term Loan”), consisting of a term loan advance in an aggregate amount of $55.0 million funded on the 2024 Effective Date (the “Tranche A Term Loan”), a term loan advance to be borrowed within three business days after the occurrence of certain terms and conditions in an aggregate amount of $70.0 million (the “Tranche B Term Loan”), a term loan advance available subject to certain terms and conditions in an aggregate amount of $75.0 million (the “Tranche C Term Loan”), a term loan advance available subject to certain terms and conditions in an aggregate amount of $100.0 million (the “Tranche D Term Loan”) and a term loan advance available in the sole discretion of the lenders and subject to certain terms and conditions in an aggregate amount of up to $100.0 million (the “Tranche E Term Loan”), with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent (in such capacity, the “Agent”), and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively, the “2024 Lenders”). The proceeds of the 2024 Term Loan will be used for general corporate and working capital purposes, and a portion of the proceeds of the Tranche A Term Loan was used by the Borrower on the 2024 Effective Date to repay in full the existing outstanding indebtedness owed under the 2023 Term Loan.
The 2024 Term Loan is governed by a credit agreement and guarantee, dated as of the 2024 Effective Date, by and among the Borrower, the Company, the Agent and the 2024 Lenders (the “Credit Agreement”). The Tranche B Term Loan will, subject to customary terms and conditions, be borrowed by the Borrower within eight business days after the date the Borrower receives approval from the FDA of its NDA for ensifentrine; provided such approval is received prior to September 30, 2024. The Tranche C Term Loan will be available, subject to customary terms and conditions (including the prior borrowing of the Tranche A Term Loan and the Tranche B Term Loan), during the period commencing on the first Business Day following the date the Agent receives certification of the Company’s achievement of a specified net sales milestone and ending on December 31, 2025. The Tranche D Term Loan will be available, subject to customary terms and conditions (including the prior borrowing of the Tranche A Term Loan, the Tranche B Term Loan and the Tranche C Term Loan), during the period commencing on the first business day following the date the Agent receives certification of the Company’s achievement of a specified net sales milestone and ending on June 30, 2026. The Tranche E Term Loan will be available at the 2024 Lenders’ sole and absolute discretion.
The 2024 Term Loan will mature on May 9, 2029. Each advance under the Credit Agreement accrues interest at a per annum rate equal to 11.00%. The 2024 Term Loan provides for interest-only payments on a quarterly basis until maturity. Upon repayment (whether at maturity, upon acceleration or by prepayment or otherwise), the Borrower shall pay an exit fee to the 2024 Lenders in the amount of 2.50% of the aggregate principal amount of the 2024 Term Loans to be paid (the “Exit Fee”). The Borrower may prepay the 2024 Term Loan in full or in part provided that the Borrower (i) provides at least two (2) business days’ prior written notice to the Agent, (ii) pays on the date

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
of such prepayment (A) all outstanding principal to be prepaid plus accrued and unpaid interest, (B) a prepayment fee of 7.00% of the 2024 Term Loans so prepaid if paid on or before the first anniversary of the 2024 Effective Date; 5.00% of the 2024 Term Loans so prepaid if paid after the first anniversary of the 2024 Effective Date and on or before the second anniversary of the 2024 Effective Date; 2.00% of the 2024 Term Loans so prepaid if paid after the second anniversary of the 2024 Effective Date and on or before the third anniversary of the 2024 Effective Date or 1.00% of the 2024 Term Loans so prepaid if paid after the third anniversary of the 2024 Effective Date and on or before the fourth anniversary of the 2024 Effective Date, (C) the Exit Fee and (D) all other sums, if any, that shall become due and payable under the Credit Agreement, including interest at the default rate with respect to any past due amounts. Amounts outstanding during an event of default are due upon the Majority Lenders’ (as defined in the Credit Agreement) demand (except during a payment or bankruptcy event of default, whereupon such default interest is automatically imposed) and shall accrue interest at an additional rate of 2.00% per annum, which interest shall be payable on demand in cash and (iii) any partial prepayment of the 2024 Term Loans shall be an aggregate amount at least equal to $5.0 million in a denomination that is a whole number multiple of $1.0 million in excess thereof.
The 2024 Term Loan is secured by a lien on substantially all of the assets of the Borrower and the Company, including intellectual property, subject to customary exclusions and exceptions.
The Credit Agreement contains customary representations and warranties, covenants and events of default, including two financial covenants: (i) commencing on the 2024 Effective Date, the Borrower is required to maintain certain levels of cash, and, after the Account Control Agreement Completion Date (as defined in the Credit Agreement) subject to control agreements in favor of the Agent, and (ii) commencing on the fiscal quarter of Company ending on September 30, 2025, the Borrower and the Company are required to maintain quarterly trailing twelve-month net sales from the sale of ensifentrine in the United States; provided that such revenue covenant will be waived at any time (x) the Borrower and the Company’s unrestricted cash balance subject to control agreements in favor of the Agent on the last business day of the applicable fiscal quarter is equal to or greater than the product of 1.25 multiplied by the aggregate principal amount of outstanding 2024 Term Loans on such date or (y) the average daily closing price of the Company’s American Depositary Shares for each of the thirty (30) trading days preceding the last trading day of such fiscal quarter multiplied by the total number of issued and outstanding American Depositary Shares of the Company is at least $1.0 billion. The Credit Agreement also contains other customary provisions, such as expense reimbursement, as well as indemnification rights for the benefit of the Agent and the 2024 Lenders.
In connection with the entry into the Credit Agreement, on the 2024 Effective Date, the Borrowers repaid in full all outstanding indebtedness and terminated all commitments under the 2023 Term Loan. The Borrower and the Company did not incur any penalties, but did incur a prepayment fee and a final payment fee, as a result of the foregoing.
Revenue Interest Purchase and Sale Agreement
On May 9, 2024, the Company and Verona Pharma, Inc. (collectively the “Sellers”) entered into a revenue interest purchase and sale agreement (the “RIPSA”) with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent and certain funds managed by each of Oaktree and OMERS (collectively, the “Purchasers”). Under the terms of the RIPSA, in exchange for each of the Purchaser’s payment to the Sellers of a purchase price of $100 million, in the aggregate, upon approval of ensifentrine by the FDA by a specified date and subject to certain labeling conditions (the “Tranche A Purchase Price”), the Sellers agreed to a true sale of assigned interests to the Purchasers, including a right for the Purchasers to receive 6.50% on the global net sales of ensifentrine by the Sellers (the “Royalty Interest Payments”) and 5% on certain proceeds the Sellers receive from licensees engaged during the term of the RIPSA outside of the U.S. (the “Ex-U.S. Payments”). The Sellers would begin payment of the Royalty Interest Payments and Ex-U.S. Payments in the first fiscal quarter after receipt of the Tranche A Purchase Price. The Sellers will also have a right to receive an additional funding tranche equal to $150 million (the “Tranche B Purchase Price”) upon achievement of a specified net sales milestone in any trailing six-month period after receipt of the Tranche A Purchase Price and subject to certain terms and conditions. The Royalty Interest Payments and Ex-U.S. Payments will cease upon reaching a multiple of 1.75 times the amounts actually funded by the Purchasers. The RIPSA includes a buy-out option, which provides us with the right to settle all outstanding liabilities at any time by paying a buy-out amount under various terms and conditions. The Purchasers have the right to terminate the RIPSA under certain conditions, including the Company’s insolvency, and the Company’s divestment of ensifentrine, in which case we must pay the Purchasers up to 1.75 times the amounts actually funded by the Purchasers as of such default determination date. Pursuant to a security agreement signed in connection with the RIPSA, the Sellers granted to the Purchasers a security interest in certain assets to secure obligations under the RIPSA.

Item 2.    Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024 (the “2023 Form 10-K”).
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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the development of ensifentrine or any other product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and the expected regulations applicable to ensifentrine, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available under the 2024 Term Loan and RIPSA and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors including, but not limited to, those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors”. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.
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

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical need. Our product candidate, ensifentrine, is an investigational, first-in-class, inhaled, selective, small molecule and dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one compound.
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
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $414.4 million as of March 31, 2024. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and reach commercial profitability, if at all.
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
On December 27, 2023, we entered into a term loan facility (the “2023 Term Loan”) of up to $400.0 million with Oxford Finance LLC (“Oxford”), as collateral agent, and certain funds managed by Oxford and Hercules Capital, Inc. At closing $50.0 million was funded with up to four additional advances of an aggregate $350.0 million available subject to meeting certain regulatory and commercial milestones. Refer to Note 5 - Debt to our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for additional details.
We believe that our cash and cash equivalents as of March 31, 2024 and funding expected to become available under the 2024 Term Loan and the RIPSA will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2026 including the planned commercial launch of ensifentrine in the U.S., if approved. The remaining advances under the 2024 Term Loan and the RIPSA are contingent upon the achievement of certain regulatory and commercial milestones and other specified conditions. No additional advances are available under the 2023 Term Loan following our termination and repayment in full of the 2023 Term Loan on May 9, 2024. Refer to Note 8 - Subsequent Events to the condensed consolidated financial statements for additional information regarding the 2024 Term Loan and the RIPSA.

Clinical development update
Phase 3 ENHANCE program
We reported positive top-line results from ENHANCE-2 and ENHANCE-1 in August and December 2022, respectively. Ensifentrine successfully met the primary endpoints in both trials, demonstrating statistically significant and clinically meaningful improvements in measures of lung function in moderate to severe COPD patients. Improvements in symptoms and quality of life measures were shown in both trials, which reached statistical significance in ENHANCE-1. Other endpoint data showed ensifentrine substantially reduced the rate and risk of moderate to severe COPD exacerbations and was well tolerated in both trials.
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

Planned Clinical Development Activities
Ensifentrine / Long-Acting Muscarinic Antagonist (“LAMA”) fixed-dose combination

Fixed-dose combination therapies such as LABA / LAMA, LABA / ICS and LABA / LAMA / ICS are commonly used in the treatment of COPD and, based on our market research, an unmet need exists for a nebulized fixed-dose combination therapy. We believe the combination of ensifentrine with a LAMA could provide COPD patients with the first nebulized fixed-dosed combination with the potential to provide bronchodilation through a dual mechanism and also non-steroidal anti-inflammatory effects via PDE inhibition. We are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a LAMA, for the maintenance treatment of patients with COPD via delivery in a nebulizer. We have filed patent applications in multiple jurisdictions including the U.S.
If a feasible formulation is developed, in the second half of 2024, we plan to submit an IND application to the FDA and, if allowed to proceed, initiate a Phase 2 clinical trial assessing the safety and efficacy of the fixed-dose combination formulation in COPD patients.
Non-cystic fibrosis bronchiectasis (“NCFBE”)
NCFBE is a chronic lung disease characterized by persistent cough, excess sputum production and frequent respiratory infections with more severe patients suffering exacerbations. The condition affects up to 500,000 adults in the U.S. and no therapies are specifically approved to treat it. Physicians currently use bronchodilators, antibiotics, steroids, mucus thinners and surgery.
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
Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2023 Form 10-K during the three months ended March 31, 2024.
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

Results of operations for the three months ended March 31, 2024 and 2023
The following table shows our statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$6,764	$12,610	$(5,846)
Selling, general and administrative	20,434	9,589	10,845
Total operating expenses	27,198	22,199	4,999
Operating loss	(27,198)	(22,199)	(4,999)
Other income/(expense):
Research and development tax credit	585	2,313	(1,728)
Interest income	3,378	2,677	701
Interest expense	(1,586)	(293)	(1,293)
Foreign exchange (loss)/gain	(219)	932	(1,151)
Total other income/(expense), net	2,158	5,629	(3,471)
Loss before income taxes	(25,040)	(16,570)	(8,470)
Income tax expense	(754)	(173)	(581)
Net loss	$(25,794)	$(16,743)	$(9,051)
Research and development costs
Research and development costs were $6.8 million for the three months ended March 31, 2024, compared to costs of $12.6 million for the three months ended March 31, 2023, a decrease of $5.8 million. This decrease was primarily due to expense of $7.2 million in the three months ended March 31, 2023 for finalizing all matters related to the Phase 3 ENHANCE program and related costs. As the program was completed in 2023, no similar costs were incurred in 2024. Additionally, there was a decrease in manufacturing process-related costs of $1.2 million due to our relative stage of development between the three months ended March 31, 2024 and 2023. This decrease was partially offset by $1.5 million of pre-approval active pharmaceutical ingredient manufacturing-related costs as well as an increase of $0.7 million in people related costs including share-based compensation.
Selling, general and administrative costs
Selling, general and administrative costs were $20.4 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023, an increase of $10.8 million. This increase was driven primarily by an increase of $4.6 million related to marketing, commercial preparation and other pre-commercial activities, $1.1 million related to professional fees, consulting costs and other administrative expenses which support our continued growth and evolution of our business and $0.7 million related to the continued build-out of our information technology infrastructure. Additionally, we had an increase of $4.1 million in people related costs including share-based compensation as we continue to increase our headcount in our support functions in preparation for a potential commercial launch.
Other income/(expense)
Other income/(expense), net for the three months ended March 31, 2024 was income of $2.2 million compared to income of $5.6 million for the three months ended March 31, 2023, a decrease of $3.5 million. This decrease in income was primarily due to a decrease of $1.7 million in the R&D tax credit as the three months ended March 31, 2023 included the impact of finalizing all matters related to the Phase 3 ENHANCE program and related costs. Additionally, there was an increase in interest expense of $1.3 million from the increase in our debt.

Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Cash and cash equivalents at beginning of the period	$271,772	$227,827	$43,945
Net cash used in operating activities	(13,610)	(5,782)	(7,828)
Net cash used in investing activities	(16)	—	(16)
Net cash (used in)/provided by financing activities	(3,123)	68,685	(71,808)
Effect of exchange rate changes on cash and cash equivalents	(141)	685	(826)
Cash and cash equivalents at end of the period	$254,882	$291,415	$(36,533)
Operating activities
Net cash used in operating activities was $13.6 million in the three months ended March 31, 2024, compared to $5.8 million during the three months ended March 31, 2023, an increase of $7.8 million. The increase in cash used in operating activities was primarily due to the increase in net loss as a result of the costs incurred in preparation for the planned commercial launch as well as an increase in people related costs.
Financing activities
Net cash used in financing activities was $3.1 million in the three months ended March 31, 2024, compared to net cash provided by financing activities of $68.7 million in the three months ended March 31, 2023, a change of $71.8 million. The decrease in cash provided by financing activities was primarily due to the proceeds received in the three months ended March 31, 2023 from the issuance of ordinary shares of $56.9 million and the proceeds from the draw under our prior term loan with Oxford Finance Luxembourg S.À R.L. of $10.0 million.

Liquidity and capital resources
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities and from upfront payments from the Nuance Agreement.
We have incurred recurring losses since inception, including net losses of $25.8 million for the three months ended March 31, 2024, and $54.4 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $414.4 million. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations or for other indications, and seek to obtain regulatory approval for and commercialize ensifentrine in various formulations or indications.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases, the 2024 Term Loan and the RIPSA.
Funding requirements
We believe that our cash and cash equivalents as of March 31, 2024, together with additional funding expected to become available under the 2024 Term Loan and the RIPSA, will enable us to fund planned operating expenses and capital expenditure requirements through at least the end of 2026 including the planned commercial launch of ensifentrine, if approved. Future advances under the 2024 Term Loan and the RIPSA are contingent upon achievement of certain regulatory and commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions may exceed insured limits.
We may require additional capital to commercialize ensifentrine, to continue the clinical development of our DPI and pMDI formulations of ensifentrine and to research and develop additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financings, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $254.9 million and $271.8 million, respectively, consisting primarily of money market funds. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the three months ended March 31, 2024.
We also have exposure to market risk on our Loan Agreement. Each advance under the Loan Agreement accrues interest at a floating per annum rate with a floor of the Basic Rate on the business day immediately prior to the funding date for each advance and a ceiling of the Basic Rate plus 2.00%. As of March 31, 2024, $50.0 million of principal was outstanding under the Loan Agreement. The maximum possible change in interest rate of 2.00% per annum would not have a material effect on our business, financial condition or results of operations.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The Company’s expenses in the three months ended March 31, 2024 were incurred primarily in U.S. dollars, but also included euros and pound sterling. As at March 31, 2024, approximately 6% of cash and cash equivalents and 10% of accounts payable were denominated in foreign currencies. In addition, the R&D tax credit receivable is in pound sterling. Due to the relative magnitude of our foreign currency holdings, a change of 1.00% in foreign exchange rates would not have a material effect on our business, financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $25.8 million for the three months ended March 31, 2024, and $54.4 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $414.4 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, our only product candidate, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations, and seek to obtain regulatory approval for and commercialize ensifentrine. We anticipate that our expenses will increase substantially as we:
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

We have devoted substantially all of our financial resources and efforts to the research and development, pre-clinical studies and clinical trials, and commercialization of nebulized ensifentrine for the maintenance treatment of COPD in the U.S. We are continuing development of ensifentrine in other formulations and for other indications, and for commercialization in other territories.
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
If we obtain regulatory approval for ensifentrine for the treatment of COPD in the U.S., we estimate that our existing cash resources and additional funding expected to become available under the 2024 Term Loan and the RIPSA will enable us to fund planned operating expenses and capital expenditure requirements through at least the end of 2026 including the commercial launch of ensifentrine. Future advances under the 2024 Term Loan and the RIPSA are contingent upon achievement of certain regulatory and commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
We do not currently generate any revenues from sales of any products, and we cannot give any assurance that we will receive regulatory approval to commercialize ensifentrine in any indication and we may be unsuccessful in developing and obtaining regulatory approval to commercialize any other marketable product. We have invested substantially all of our efforts and financial resources in the development of ensifentrine, and we do not have any other product candidate currently under development. Our ability to generate royalty and product revenues, will depend heavily on the successful commercialization of ensifentrine, if approved. Ensifentrine will require regulatory approval, procurement of manufacturing supply, commercialization, substantial additional investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ensifentrine or any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA, the European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for ensifentrine or any future product candidate. In August 2023, the FDA accepted for review our NDA seeking approval of ensifentrine for the maintenance treatment of COPD and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 26, 2024, but we cannot guarantee that it will be approved, or that it will be approved with the labeling claims necessary or desirable for the successful commercialization of ensifentrine. In addition, we have not submitted a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities. The success of ensifentrine will depend on many factors, including the following:
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
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials in different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials for nebulized ensifentrine for the maintenance treatment of COPD. We have not yet successfully obtained regulatory approvals or conducted sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility place restrictions on our operating and financial flexibility, and our existing and any future indebtedness could adversely affect our ability to operate our business.
In May 2024, Verona Pharma, Inc. entered into a term loan facility (the “Credit Agreement”), with Oaktree Fund Administration, LLC, as administrative agent, (in such capacity, the “Agent”) and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively the “Lenders”), pursuant to which a term loan facility in an aggregate amount of up to $400.0 million, which we refer to as the 2024 Term Loan, is available to us in five tranches. We received the first tranche of $55.0 million (the “Tranche A Term Loan”) at closing of the Credit Agreement. Each advance under the 2024 Term Loan accrues interest at a per annum rate equal to 11.00%.
Our outstanding indebtedness, including any additional indebtedness incurred beyond our borrowings under the 2024 Term Loan, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
a.requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
b.increasing our vulnerability to adverse changes in general economic, industry and market conditions;
c.subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
d.limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
e.placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the 2024 Term Loan or any other debt instruments. Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Credit Agreement could result in an event of default and, as a result, the Lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our Lenders could seek to enforce their security interests in any collateral securing such indebtedness.
Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of holders of our ADS or our ordinary shares to receive any proceeds from the liquidation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our ADS to decline. In addition, the covenants under the Credit Agreement, the pledge of our assets (including our intellectual property) as collateral could limit our ability to obtain additional debt financing. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
The terms of the RIPSA place restrictions on our operating and financial flexibility, and if we fail to comply with certain covenants in the RIPSA, our results of operations and financial condition may be harmed.
In May 2024, Verona Pharma plc and Verona Pharma, Inc. entered into a revenue interest purchase and sale agreement (the “RIPSA”) Oaktree Fund Administration, LLC, as administrative agent, and certain funds managed by each of Oaktree and OMERS party thereto (collectively, the “RISPA Purchasers”). Under the terms of the RIPSA, in exchange for the RIPSA Purchasers’ payment to us of a purchase price of $100 million in the aggregate, upon approval of ensifentrine by the FDA by a specified date and subject to certain labeling conditions (the “Tranche A Purchase Price”), we agreed to a true sale of assigned interested to the RIPSA Purchasers, including a right for the RIPSA Purchasers to receive a percentage on global net sales and an additional percentage on certain proceeds we receive from licenses outside of the U.S. We are also eligible to receive an additional funding tranche equal to $150 million upon achievement of a specified net sales milestone in any trailing six month period after receipt of the Tranche A Purchase Price. The RIPSA contains covenants that impose on us certain obligations with respect to payment, diligence, reporting, intellectual property, license agreements, and certain other actions, as well as indemnification obligations. Among other things, these covenants require us to use commercially reasonable efforts to develop and commercialize ensifentrine in the United States and each major jurisdiction in which a marketing authorization is obtained, and limit our ability to create or incur liens or dispose of certain assets related to ensifentrine. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our shareholders, including the holders of our ADS. Pursuant to the RIPSA and related security agreement, we granted to the RIPSA Purchasers a second-priority lien in certain of our intellectual property assets and other related assets to secure our obligations under the RIPSA. If we are unable to comply with our obligations, the RIPSA Purchasers could seek to enforce their security interest in such assets.
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
Although we are based in the United Kingdom, our financial statements are denominated in U.S. dollars and many of our business activities are carried out with partners outside the U.S. and United Kingdom and these transactions may be denominated in another currency. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the currencies of other countries, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.
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
We may experience delays in clinical trials of ensifentrine in different formulations, including fixed-dose combinations, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our clinical trials can be delayed, suspended, or terminated, or the utility of data from these trials may be compromised, for a variety of reasons, including the following:
•inability to generate sufficient preclinical, toxicology, drug product characterizations or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
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
Clinical trials must be conducted in accordance with the laws and regulations of the FDA, EU rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs (or other ethics committees) at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of ensifentrine produced under current good manufacturing practice (“cGMP”) and similar foreign requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EU and non-

U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.
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
Undesirable side effects that may be caused by ensifentrine could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive or less desirable label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. We have completed more than 20 Phase 1, 2 and 3 clinical trials of ensifentrine. In these trials, some patients have experienced mild to moderate adverse reactions, including urinary tract infection, back pain and hypertension.
Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other comparable foreign regulatory authorities could order us to cease further development of or deny approval of ensifentrine for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Additionally, if ensifentrine receives marketing approval and we or others identify undesirable or unacceptable side effects caused by ensifentrine, a number of potentially significant negative consequences could result, including:
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
•sales of ensifentrine may be adversely impacted;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of ensifentrine or could have significant negative consequences on the commercialization of ensifentrine, which in turn could delay or prevent us from generating significant revenue from the sale of ensifentrine.
We may not be successful in our efforts to develop ensifentrine in different formulations, including fixed-dose combinations, and/or for multiple indications, including NCFBE, CF, asthma or other respiratory diseases.
Part of our strategy is to continue to develop ensifentrine in indications other than COPD, such as NCFBE, CF and asthma and other formulations including fixed-dose combinations, MDI and DPI. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat NCFBE, CF and asthma, we may not be able to develop ensifentrine in these indications or any other disease, or development may not be successful. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. We may find that it may not be feasible to develop an acceptable combination of ensifentrine in combination with other products, including LAMAs, or that chemical stability or drug product stability does not support further development. If we do not continue to successfully develop and begin to commercialize ensifentrine for multiple indications or formulations, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
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
Given the number of products already on the market to treat COPD, asthma, CF and NCFBE, we expect to face intense competition if ensifentrine is approved for these indications. Companies including GlaxoSmithKline, AstraZeneca, Novartis, Vertex, Viatris, Theravance, Gilead and Genentech currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for NCFBE currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development that could be approved in the future. If we successfully develop and commercialize ensifentrine for any indication, it will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render ensifentrine obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as ensifentrine, assuming approval. Our ability to achieve acceptable levels of coverage and reimbursement by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize ensifentrine. Assuming we obtain coverage for ensifentrine by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining appropriate documentation for usage may be difficult because of the higher prices often associated with such products. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for ensifentrine or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
Obtaining and maintaining reimbursement status is time consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of ensifentrine to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that ensifentrine will be reimbursed under a medical benefit through either Medicare Part B or Medicare Advantage programs, and changes within how products are reimbursed under these programs could occur and those changes may affect the overall coverage of ensifentrine in the future.
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
We are currently developing our commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement infrastructure. If we are not successful in developing commercial capabilities and infrastructure, including sales, marketing, operations, distribution and reimbursement capabilities on our own or through contracting third parties or entering into collaborations, we may not be successful in commercializing ensifentrine.
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
We are contracting third parties to perform certain services to support our sales, marketing, warehousing, distribution and reimbursement activities. To the extent that any of these third parties fail to perform their services in compliance with their obligations to us or other parties, we may not be successful in commercializing ensifentrine or our future product revenues may be adversely impacted.
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
We are party to a license agreement with Ligand, under which we in-license certain intellectual property and were assigned certain patents and patent applications related to our business. We may enter into additional license agreements in the future. We expect that any future license agreements would impose various diligence, milestone payment, royalty, insurance and other obligations on us. We also entered into the 2024 Term Loan with the Agent and the Lenders. The 2024 Term Loan is secured by a first-priority lien on substantially all of the assets of Verona Pharma, Inc. and the Company, including intellectual property. We also recently entered into the RIPSA with Oaktree Fund Administration, LLC, as administrative agent, the RIPSA Purchasers. The RIPSA is secured by a second-priority lien on certain of our intellectual property. For further description of the 2024 Term Loan and RIPSA, see Note 8 - Subsequent Events to the condensed consolidated financial statements. Any uncured, material breach under any of these agreements could result in our loss of rights to practice the patent rights and other intellectual property under these agreements, and could compromise our development and commercialization efforts for ensifentrine or any future product candidates. Under our agreement with Ligand, we may not abandon any of the assigned patents or allow any of the assigned patents to lapse without consent from Ligand, which is not to be unreasonably delayed or withheld. If we do not obtain such consent in a timely manner or at all and such assigned patent rights lapse or are abandoned, our agreement with Ligand may be terminated in its entirety. For example, if we decide for commercial reasons to let an assigned patent lapse in a country of little commercial importance, but Ligand does not provide consent and such patent rights lapse, we may lose all intellectual property rights covering ensifentrine in multiple markets. Moreover, our future licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
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
Risks related to Information Technology
Our information technology systems, and those of our manufacturers, suppliers and other third parties that we use to perform services for us or otherwise collaborate with, may fail or suffer security breaches, which could distract our operations and cause delays in our research and development and commercialization activities, and may adversely affect our business, operations and financial performance.
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to perform services for us or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information and personally identifiable information (collectively, “Confidential Information”) of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to perform services for us or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development and commercialization activities.
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
Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Although to our knowledge we have not experienced any significant security breach to date, any such breach could compromise our networks and the Confidential Information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal data, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials and commercialize our product candidates, which could adversely affect our reputation and delay clinical development and commercialization of our product candidates. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
Risks Related to Employee Matters and Managing Growth
Our future growth and ability to compete depends on our ability to retain our key personnel and recruit additional qualified personnel.
Our success depends upon the contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with ensifentrine and related technologies. Our key management individuals include our chief executive officer, David Zaccardelli, our chief financial officer, Mark Hahn, our general counsel, Andrew Fisher, our chief medical officer, Kathleen Rickard, our senior vice president, regulatory affairs, Caroline Diaz, our chief commercial officer, Christopher Martin, and our chief development officer, Tara Rheault. The loss of key personnel could delay our commercialization and research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to achieve our product candidate development objectives, raise additional capital and implement our business strategy.
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
Our operations are potentially vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the first quarter of 2024 our officers and directors took the following actions with respect to 10b5-1 trading plans:

Name and Title	Action	Date	End Date	Aggregate Number of ADS to be Sold Pursuant to Trading Arrangement
David Zaccardelli, President and Chief Executive Officer	Adopt	March 8, 2024	February 28, 2025	900,000
Mark Hahn, Chief Financial Officer	Adopt	March 6, 2024	February 28, 2025	900,000
David Zaccardelli, President and Chief Executive Officer	Terminate	March 6, 2024	N/A	700,000
Mark Hahn, Chief Financial Officer	Terminate	March 5, 2024	N/A	700,000

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1+
Revenue Interest Purchase and Sale Agreement, dated as of May 9, 2024, between Verona Pharma, Inc., Verona Pharma plc and Oaktree Fund Administration, LLC, as the administrative agent and the other purchasers party thereto
*
10.2+
Credit Agreement and Guaranty, dated as of May 9, 2024, by and among Verona Pharma, Inc., as borrower, Verona Pharma plc, as guarantor, Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto
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
*    Filed herewith.
**    Furnished herewith.
+    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: May 10, 2024	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: May 10, 2024	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer