Form 10-Q
period 2024-09-30
Verona Pharma plc
filed 2024-11-04
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had 654,649,358 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 81,831,170 American Depositary Shares, each representing eight (8) ordinary shares.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$336,040	$271,772
Accounts receivable, net	6,904	—
Prepaid expenses	7,964	3,617
Tax incentive receivable	5,587	10,954
Inventory	4,315	—
Other current assets	3,443	3,365
Total current assets	364,253	289,708

Non-current assets:
Furniture and equipment, net	40	24
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	1,980	2,847
Total non-current assets	17,565	18,416
Total assets	$381,818	$308,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,831	$3,492
Accrued expenses	18,143	3,585
Royalties payable	169	—
Current operating lease liabilities	952	1,180
Taxes payable	1,011	—
Other current liabilities	844	435
Total current liabilities	27,950	8,692

Non-current liabilities:
Term loan	120,009	48,374
Revenue interest purchase security agreement	102,019	—
Non-current operating lease liabilities	1,349	1,775
Total non-current liabilities	223,377	50,149
Total liabilities	251,327	58,841

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 667,659,630 and 667,659,630 issued, and 654,649,358 and 643,536,094 outstanding, at September 30, 2024 and December 31, 2023, respectively	42,771	42,771
Additional paid-in capital	621,628	601,063
Ordinary shares held in treasury	(828)	(1,517)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(528,479)	(388,433)
Total shareholders' equity	130,491	249,283
Total liabilities and shareholders' equity	$381,818	$308,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Product sales, net	$5,624	$—	$5,624	$—
Operating expenses:
Cost of sales	543	—	543	—
Research and development	10,552	2,958	36,704	13,094
Selling, general and administrative	35,196	13,353	104,665	35,381
Total operating expenses	46,291	16,311	141,912	48,475
Operating loss	(40,667)	(16,311)	(136,288)	(48,475)
Other income/(expense):
Research and development tax credit	1,612	(309)	3,044	70
Loss on extinguishment of debt	—	—	(3,653)	—
Interest income	4,750	3,390	11,268	9,469
Interest expense	(9,882)	(401)	(13,225)	(1,434)
Foreign exchange gain/(loss)	1,475	(1,012)	1,281	660
Total other (expense)/income, net	(2,045)	1,668	(1,285)	8,765
Loss before income taxes	(42,712)	(14,643)	(137,573)	(39,710)
Income tax expense	(250)	(44)	(2,018)	(527)
Net loss	$(42,962)	$(14,687)	$(139,591)	$(40,237)
Loss per ordinary share - basic and diluted	$(0.07)	$(0.02)	$(0.22)	$(0.06)

Weighted-average shares outstanding - basic and diluted	651,944	638,239	648,633	631,448
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
Net loss	—	—	—	—	—	(25,794)	(25,794)
Restricted share units vested	—	—	—	170	—	(170)	—
Share options exercised	—	—	751	65	—	—	816
Common shares withheld for taxes on vested stock awards	—	—	(3,338)	—	—	—	(3,338)
Equity settled share-based compensation reclassified as cash-settled	—	—	(237)	—	—	—	(237)
Share-based compensation	—	—	4,258	—	—	—	4,258
Balance at March 31, 2024	667,659,630	$42,771	$602,497	$(1,282)	$(4,601)	$(414,397)	$224,988
Net loss	—	—	—	—	—	(70,835)	(70,835)
Restricted share units vested	—	—	—	79	—	(79)	—
Common shares withheld for taxes on vested stock awards	—	—	(1,273)	—	—	—	(1,273)
Equity settled share-based compensation reclassified as cash-settled	—	—	(200)	—	—	—	(200)
Share-based compensation	—	—	15,594	—	—	—	15,594
Balance at June 30, 2024	667,659,630	$42,771	$616,618	$(1,203)	$(4,601)	$(485,311)	$168,274
Net loss	—	—	—	—	—	(42,962)	(42,962)
Restricted share units vested	—	—	—	206	—	(206)	—
Share options exercised	—	—	3,499	169	—	—	3,668
Common shares withheld for taxes on vested stock awards	—	—	(5,600)	—	—	—	(5,600)
Equity settled share-based compensation reclassified as cash-settled	—	—	(543)	—	—	—	(543)
Share-based compensation	—	—	7,654	—	—	—	7,654
Balance at September 30, 2024	667,659,630	$42,771	$621,628	$(828)	$(4,601)	$(528,479)	$130,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(16,743)	(16,743)
Issuance of common shares under at-the-market sales agreement	20,321,384	1,227	55,682	—	—	—	56,909
Restricted share units vested	—	—	—	270	—	(270)	—
Share options exercised	—	—	1,756	71	—	—	1,827
Share-based compensation	—	—	4,290	—	—	—	4,290
Balance at March 31, 2023	651,659,630	$41,753	$590,915	$(1,208)	$(4,601)	$(350,110)	$276,749
Net loss	—	—	—	—	—	(8,807)	(8,807)
Restricted share units vested	—	—	—	226	—	(226)	—
Share options exercised	—	—	70	7	—	—	77
Share-based compensation	—	—	5,074	—	—	—	5,074
Balance at June 30, 2023	651,659,630	$41,753	$596,059	$(975)	$(4,601)	$(359,143)	$273,093
Net loss	—	—	—	—	—	(14,687)	(14,687)
Restricted share units vested	—	—	—	223	—	(223)	—
Share options exercised	—	—	42	6	—	—	48
Share-based compensation	—	—	5,079	—	—	—	5,079
Balance at September 30, 2023	651,659,630	$41,753	$601,180	$(746)	$(4,601)	$(374,053)	$263,533
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss:	$(139,591)	$(40,237)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange gain	(1,281)	(660)
Amortization of debt issue costs	777	103
Accretion of RIPSA	5,511	—
Accretion of redemption premium on debt	120	84
Loss on extinguishment of debt	3,653	—
Share-based compensation	27,506	14,443
Depreciation	799	469
Changes in operating assets and liabilities:
Accounts receivable	(6,904)	—
Prepaid expenses	(4,347)	(833)
Tax incentive receivable	5,590	(70)
Inventory	(4,315)	—
Other current assets	(832)	(2,260)
Accounts payable	3,435	(2,087)
Accrued expenses	14,742	(6,355)
Royalties payable	169	—
Operating lease liabilities	(573)	(484)
Income taxes	1,765	(954)
Other current liabilities	409	(979)
Net cash used in operating activities	(93,367)	(39,820)
Cash flows from investing activities:
Purchases of furniture and equipment	(45)	—
Net cash used in investing activities	(45)	—
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	56,909
Proceeds from Term Loans	122,500	9,996
Proceeds from RIPSA	100,000	—
Payment of debt issuance costs	(6,915)	—
Repayment of 2023 Term Loans	(52,256)	—
Payments of withholding taxes from share-based awards	(11,191)	—
Proceeds from exercise of share options	4,484	1,952
Net cash provided by financing activities	156,622	68,857
Effect of exchange rate changes on cash and cash equivalents	1,058	502
Net change in cash and cash equivalents	64,268	29,539
Cash and cash equivalents at beginning of the period	271,772	227,827
Cash and cash equivalents at end of the period	$336,040	$257,366
Supplemental disclosure of cash flow information:
Income taxes paid	$249	$1,215
Interest paid	$6,452	$1,228
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
Pipeline
The Company is developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), for the maintenance treatment of patients with COPD via delivery in a nebulizer. The Company has filed patent applications in multiple jurisdictions including the U.S. In the third quarter of 2024, the Company initiated a Phase 2 dose-ranging trial.
Additionally, based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, the Company believes ensifentrine could potentially be an effective treatment for non-cystic fibrosis bronchiectasis (“NCFBE”). In the third quarter of 2024, the Company commenced a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with NCFBE.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $528.5 million as of September 30, 2024. The Company expects to incur additional losses and negative cash flows from operations until its products reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
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
For the three and nine months ended September 30, 2024 the Company relied on four specialty pharmacies to purchase and supply Ohtuvayre to patients. These four specialty pharmacies accounted for 100% of all Ohtuvayre net product sales in the three and nine months ended September 30, 2024 and accounted for all of the Company's outstanding accounts receivable from product sales as of September 30, 2024. The loss, or a significant change in the buying patterns, of any one of these specialty pharmacies as a customer could negatively impact the sales of Ohtuvayre.
Use of estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual and prepayment of research and development expenses, gross-to-net revenue adjustments, amortization and carrying value of the revenue interest purchase and sale agreement (“RIPSA”), and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known, and actual results could differ from the Company’s estimates.
Inventory, including Pre-Launch Inventory
The Company values its inventories at the lower of actual cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. When the Company expects to utilize the inventory beyond one year we record it in inventories, long-term on its consolidated balance sheets.
Prior to obtaining initial regulatory approval for Ohtuvayre, the Company expensed costs relating to production of pre-launch inventory as research and development (“R&D”) expense in its consolidated statements of operations and comprehensive loss in the period incurred. Inventory acquired and the related costs after June 26, 2024, the date of the FDA’s approval of Ohtuvayre, are capitalized. Products used in clinical trials are expensed as research and development expense in the statement of operations and comprehensive loss.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess or obsolete inventory to its net realizable value in the period in which the impairment is identified through cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of sales in the consolidated statements of operations and comprehensive loss. No inventory was written down as a result of excess, obsolescence, scrap, or other reasons during the three or nine months ended September 30, 2024.

September 30,
2024
Finished goods	$4,315
Inventory	$4,315
Revenue Interest Purchase and Sale Agreement
The RIPSA is eligible to be repaid based on royalties from net sales of Ohtuvayre (ensifentrine) and any other future products. Interest expense is calculated using the effective interest method over the estimated period the related liability will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of the RIPSA and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of the liability, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Revenue Recognition
The Company’s revenues consist of product sales of Ohtuvayre. The Company accounts for contracts with its customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pursuant to ASC 606, for arrangements or transactions between participants determined to be within the scope of the contracts with customers guidance, the Company performs the following five steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset.
Product Sales, Net
The Company’s revenue from net product sales was generated in the United States following the FDA’s approval for marketing of Ohtuvayre for the treatment of COPD in June 2024. The Company sells Ohtuvayre principally through arrangements with specialty pharmacies (“SPs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which occurs upon delivery to the customers.
The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the Company’s significant categories of variable consideration:
Distribution Fees: The Company pays distribution fees to SPs in connection with the sales of its product. These distributor fees are based on a contractually determined fixed percentage of sales.
Government rebates and chargebacks: The Company contracts with Medicaid, Medicare, and other government agencies (“Government Payors”) so that Ohtuvayre will be eligible for purchase by, or partial or full reimbursement from, such Government Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Government Payors and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates these reserves based upon its contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix, resulting in a reduction of product revenue and the establishment of a current liability.
Commercial Chargebacks: Chargebacks are discounts and fees related to contracts with various third-party payers and programs that purchase from SPs at a discounted price. SPs charge back to the Company the difference between the price initially paid by SPs and the discounted price paid to SPs by these entities.
Product Returns: Consistent with industry practice, the Company offers SPs limited product return rights for shipment errors or expiring or defective products. The Company makes a reasonable estimate of future potential product returns based on inventory reports from SPs, visibility into the inventory distribution channel, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.
Co-pay assistance: Other incentives which the Company offers include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers.
Other fees: Fees payable to third party payers and healthcare providers, along with fees to our direct customers that are settled via cash payments, including certain patient assistance programs.
License Revenue
The Company’s revenue may also at times consist of revenue from the Company’s strategic agreements for the development and commercialization of ensifentrine. The terms of the agreements may include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration.
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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the nine months ended September 30, 2024.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Clinical trial and other development costs	$6,414	$752
Professional fees and general corporate costs	4,463	2,039
People related costs	7,266	794
Total accrued expenses	$18,143	$3,585
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
Due to the FDA approval of Ohtuvayre on June 26, 2024, the Company has recognized the following in the nine months ended September 30, 2024:
•$6.3 million in research and development costs related to a milestone payment for first regulatory approval of ensifentrine; and
•$15.0 million related to a milestone payment for first commercial sale of ensifentrine. The Company has classified this as selling, general and administrative expense as it relates to the resolution of the 2021 dispute with Ligand.
The Company is obligated to pay low single digit royalties based on the net sales of all Ligand Licensed Products and expenses all costs related to royalty amounts as a cost of sales within the income statement.

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
As of September 30, 2024, the effective interest rate was approximately 13% per annum and there was no material difference between the carrying value and the estimated fair value of the 2024 Term Loans.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On June 28, 2024, the Company received the Tranche A Purchase Price of $100.0 million.
As of September 30, 2024, the effective interest rate was approximately 25% per annum and there was no material difference between the carrying value and the estimated fair value of the RIPSA.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$790	$1,110	$5,470	$3,336
Selling, general and administrative	6,864	3,969	22,036	11,107
Total	$7,654	$5,079	$27,506	$14,443
The following tables show the activity of each type of share-based compensation and are presented in ordinary shares. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares.
Share options activity

Number of share options outstanding
Balance as of December 31, 2023	24,689,624
Granted	2,432,000
Forfeited	(64,000)
Exercised	(1,037,424)
Balance as of March 31, 2024	26,020,200
Granted	7,924,000
Forfeited	(72,000)
Expired	(160,000)
Balance as of June 30, 2024	33,712,200
Granted	2,056,000
Forfeited	(107,632)
Exercised	(2,654,960)
Balance as of September 30, 2024	33,005,608
Restricted stock units (“RSU”) activity

Number of RSUs outstanding
Balance as of December 31, 2023	19,502,624
Forfeited	(1,752)
Vested	(4,357,208)
Balance as of March 31, 2024	15,143,664
Vested	(2,045,384)
Balance as of June 30, 2024	13,098,280
Forfeited	(566,824)
Vested	(2,045,376)
Balance as of September 30, 2024	10,486,080

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance restricted stock units (“PRSU”) activity
PRSUs will begin to vest upon achievement of certain performance conditions and are subject to continued service. The fair value of PRSUs will be recognized over the remaining service period using the graded-vesting method once the performance conditions are determined to be probable of occurring. As of June 30, 2024, the performance conditions were assessed by the Company and considered probable of being met under the applicable accounting framework, and accordingly the Company recognized $2.2 million and $12.1 million in share-based compensation expense related to the PRSUs in the three and nine months ended September 30, 2024. The total compensation cost not yet recognized as of September 30, 2024 related to PRSUs was $5.0 million, which will be recognized over a weighted-average period of approximately one year.
A summary of the Company’s PRSU activity for the period ended September 30, 2024 is as follows:

Number of PRSUs outstanding
Balance as of December 31, 2023	10,730,144
Forfeited	(5,248)
Balance as of March 31, 2024	10,724,896
Balance as of June 30, 2024	10,724,896
Forfeited	(420,864)
Vested	(3,569,696)
Balance as of September 30, 2024	6,734,336

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(42,962)	$(14,687)	$(139,591)	$(40,237)
Denominator:
Weighted-average shares outstanding - basic and diluted	651,944	638,239	648,633	631,448
Net loss per share - basic and diluted	$(0.07)	$(0.02)	$(0.22)	$(0.06)
During the three and nine months ended September 30, 2024 and 2023, outstanding share options, RSUs and PRSUs over 50.2 million and 45.9 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the commercialization of Ohtuvayre and the increased costs related thereto, the development of our product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials, including our recently initiated Phase 2 clinical trials, and potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available under our various financing agreements and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. Our product candidate, ensifentrine, is a novel, inhaled, selective, small molecule and dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE4”), combining bronchodilator and non-steroidal anti-inflammatory activities in one molecule.
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
In addition, in the third quarter of 2024, we initiated two Phase 2 clinical trials:
•dose-ranging trial with a glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), supporting a fixed-dose combination program with ensifentrine for the maintenance treatment of COPD, and
•trial assessing the efficacy and safety of nebulized ensifentrine in patients with non-cystic fibrosis bronchiectasis (“NCFBE”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $528.5 million as of September 30, 2024. We expect to incur additional losses and negative cash flows from operations until our product or product candidates potentially reach commercial profitability, if at all.
We anticipate significant expenses in connection with our ongoing activities, if and as we:
•operate a sales, marketing and distribution infrastructure, continue to increase production to commercial scale with our manufacturing and other Chemistry, Manufacturing and Controls activities to commercialize Ohtuvayre as well as any additional products for which we may obtain regulatory approval;
•continue the clinical development of a fixed-dose combination of ensifentrine and a LAMA as well as our DPI and pMDI formulations of ensifentrine and research and development of other formulations of ensifentrine;
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
On May 9, 2024, we entered into a term loan facility (the “2024 Term Loans”) of up to $400.0 million with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent, and certain funds managed by each of Oaktree Capital Management, L.P. and OCM Life Sciences Portfolio LP party thereto (collectively, the “2024 Lenders”). At closing, we received net proceeds of $52.8 million and up to four additional advances of an aggregate $345.0 million were available subject to meeting certain commercial milestones and other specified conditions. On June 28, 2024, we received net proceeds of $68.6 million related to the second tranche of the 2024 Term Loans, which was available upon FDA approval for Ohtuvayre, as well as proceeds from the $100.0 million first tranche of our revenue interest purchase and sale agreement (the “RIPSA”). Refer to Note 6 - Debt in our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the 2024 Term Loans and the RIPSA.
We believe that our cash and cash equivalents as of September 30, 2024, our product sales and funding expected to become available under the 2024 Term Loans and the RIPSA will enable us to fund our planned operating expenses and capital expenditure requirements through at least the end of 2026. The remaining advances under the 2024 Term Loans and the RIPSA are contingent upon the achievement of commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan under the 2024 Term Loans, at the sole discretion of the 2024 Lenders. No additional advances are available under the 2023 Term Loan following our termination and repayment in full of the 2023 Term Loan on May 9, 2024.

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
•In ENHANCE-1 approximately 69% of subjects received background COPD therapy, either a LAMA or a long-acting beta-antagonist (“LABA”). Additionally, approximately 20% of all subjects received inhaled corticosteroids (“ICS”) with concomitant LAMA or LABA.
•In ENHANCE-2 approximately 55% of subjects received background COPD therapy, either a LAMA or a LABA. Additionally, approximately 15% of all subjects received ICS with concomitant LAMA or LABA.

Clinical Development Activities
Ensifentrine / Long-Acting Muscarinic Antagonist fixed-dose combination
Fixed-dose combination therapies such as LABA / LAMA, LABA / ICS and LABA / LAMA / ICS are commonly used in the treatment of COPD and, based on our market research, an unmet need exists for a nebulized fixed-dose combination therapy. We believe the combination of ensifentrine with a LAMA could provide COPD patients with the first nebulized fixed-dosed combination with the potential to provide bronchodilation through a dual mechanism and also non-steroidal anti-inflammatory effects via PDE inhibition.
We are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a LAMA, for the maintenance treatment of patients with COPD via delivery in a nebulizer. We have filed patent applications in multiple jurisdictions including the U.S. In the third quarter of 2024, we initiated a Phase 2 dose-ranging trial.
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
Based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, we believe that ensifentrine could potentially be an effective treatment for NCFBE. In the third quarter of 2024, we commenced a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with NCFBE.
Nuance Pharma
In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its IND application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. In April 2023, Nuance Pharma dosed the first subject in its pivotal Phase 3 clinical trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China and, in September 2024, the Company reported that enrollment had completed. Results from the trial are expected in 2025.
Critical accounting estimates
Other than as described below, there were no material changes to the Company’s critical accounting estimates described in the Company’s 2023 Form 10-K during the nine months ended September 30, 2024.
Revenue recognition
We generate revenue from the sale of Ohtuvayre. Revenue is recognized when we transfer control of Ohtuvayre to the specialty pharmacies, our customers, as our contracts have a single performance obligation which is the delivery of Ohtuvayre. These product sales are subject to various gross-to-net adjustments, which are deducted from our product sales to determine net product sales. For a description of our related accounting policies, see Note 2 - Basis of presentation and summary of significant accounting policies in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Gross-to-net adjustments
Product sales are recorded at the estimated net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include rebates and chargebacks, product returns and other allowances that are offered within contracts with our customer, payors, and other indirect customers relating to the sale of our product. These reserves are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends as well as industry data and other third party information. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.
Estimates associated with our gross-to-net adjustments are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by the government or commercial entity, which can occur up to several years after the sale of our product. Because of the time lag for these rebates and chargebacks, in any particular quarter, our adjustments may incorporate revisions of accruals related to prior periods.
Interest expense and royalty interest purchase and sale agreement
The RIPSA timing of repayment is based on royalties from net sales of Ohtuvayre as well as any future sales or monetization of ensifentrine prior to the repayment of the RIPSA. Interest expense is accrued using the effective interest method over the estimated period the RIPSA will be repaid. This requires us to estimate the total amount of future royalty payments to be made from product sales as well as the timing of those repayments. We impute interest on the carrying value of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the amount and timing of these payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact the RIPSA balance and interest expense.
Components of results of operations
Product sales, net
With the FDA approval of Ohtuvayre and our commercial launch in the third quarter of 2024, we began to recognize product sales. We record product sales net of estimated distribution fees, government rebates and chargebacks, commercial chargebacks, product returns, co-pay assistance costs and other fees.
Cost of sales
We began to recognize cost of sales after the commercial launch of Ohtuvayre in the third quarter of 2024. Cost of sales includes the cost of producing inventory related to Ohtuvayre including manufacturing, freight and overhead as well as sales-based royalties due to Ligand.
Research and development costs
Research and development costs consist of salary and personnel related costs and third party costs for our research and development activities for ensifentrine. Personnel related costs include a share-based compensation charge relating to our share-based compensation. The largest component of third party costs is for clinical trials, as well as manufacturing for clinical supplies and associated development, and pre-clinical studies. Prior to obtaining regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as research and development expense in its condensed consolidated statements of operations and comprehensive loss in the period incurred. All other research and development costs are expensed as incurred.
We expect our research and development costs to increase in future years related to our additional trials for a fixed-dose combination formulation for COPD patients and nebulized ensifentrine in patients with NCFBE.
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
We expect commercial costs to continue to increase due to the commercial launch of Ohtuvayre including costs related to our sales force, marketing and other commercial related costs. As we continue to develop our knowledge of the market and refine our commercial operations, expected costs may vary significantly from our current expectations.

Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits (the “R&D tax credit”).
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us. The credit recorded related to the 2022 financial year was received in the three months ended June 30, 2024, and the credit recorded in the 2023 financial year is expected to be received in 2025.
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

Results of operations for the three months ended September 30, 2024 and 2023
The following table shows our statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,
	2024	2023	Change
Product sales, net	$5,624	$—	$5,624
Operating expenses:
Cost of sales	543	—	543
Research and development	10,552	2,958	7,594
Selling, general and administrative	35,196	13,353	21,843
Total operating expenses	46,291	16,311	29,980
Operating loss	(40,667)	(16,311)	(24,356)
Other income/(expense):
Research and development tax credit	1,612	(309)	1,921
Interest income	4,750	3,390	1,360
Interest expense	(9,882)	(401)	(9,481)
Foreign exchange gain/(loss)	1,475	(1,012)	2,487
Total other (expense)/income, net	(2,045)	1,668	(3,713)
Loss before income taxes	(42,712)	(14,643)	(28,069)
Income tax expense	(250)	(44)	(206)
Net loss	$(42,962)	$(14,687)	$(28,275)
Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available on August 6, 2024. Product sales, net for Ohtuvayre was $5.6 million for the three months ended September 30, 2024.
Cost of sales
Cost of sales was $0.5 million for the three months ended September 30, 2024 which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs and sales-based royalties due to Ligand. Prior to obtaining initial regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as R&D expense in the period incurred.
Research and development costs
Research and development costs were $10.6 million for the three months ended September 30, 2024, compared to $3.0 million for the three months ended September 30, 2023, an increase of $7.6 million. This increase was primarily due to an $7.8 million increase in clinical trial and other development costs as we incurred costs related to the two Phase 2 studies which were initiated in the third quarter of 2024 related to the combination of ensifentrine and glycopyrrolate and nebulized ensifentrine in patients with NCFBE as well as a $0.9 million increase in people-related costs. The prior period clinical trial and other development costs also included the impact of $2.2 million of credits received related to the final financial reconciliation of a Phase 3 ENHANCE program supplier.
Selling, general and administrative costs
Selling, general and administrative costs were $35.2 million for the three months ended September 30, 2024, compared to $13.4 million for the three months ended September 30, 2023, an increase of $21.8 million. This increase was driven primarily by a $9.7 million increase in people-related costs and $2.8 million in share-based compensation, each of which are primarily related to our field sales team which was hired in the lead up to the launch of Ohtuvayre. Additionally, as we launched Ohtuvayre, marketing and other commercial related activities, including travel, increased by $7.5 million. We also had an increase of $1.6 million related to professional and consulting fees, information technology costs and other support costs due to the continued buildout of our commercial organization.
Other income/(expense)
Other income/(expense), net for the three months ended September 30, 2024 was expense of $2.0 million compared to income of $1.7 million for the three months ended September 30, 2023, a change of $3.7 million. This increase in net expense was primarily due to an increase in interest expense of $9.5 million related to our higher average debt balance and increase in our effective interest rate. This was partially offset by an increase in our research and development tax credit of $1.9 million primarily relating to the current period having higher qualifying clinical trial and other development costs while the prior year period included the impact of the Phase 3 ENHANCE program supplier final reconciliation credits discussed above as well as a $2.5 million increase in foreign exchange impacts relating to the strengthening of the pound against the dollar and a $1.4 million increase in interest income due to our higher average cash balance.

Results of operations for the nine months ended September 30, 2024 and 2023
The following table shows our statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Product sales, net	$5,624	$—	$5,624
Operating expenses:
Cost of sales	543	—	543
Research and development	36,704	13,094	23,610
Selling, general and administrative	104,665	35,381	69,284
Total operating expenses	141,912	48,475	93,437
Operating loss	(136,288)	(48,475)	(87,813)
Other income/(expense):
Research and development tax credit	3,044	70	2,974
Loss on extinguishment of debt	(3,653)	—	(3,653)
Interest income	11,268	9,469	1,799
Interest expense	(13,225)	(1,434)	(11,791)
Foreign exchange gain	1,281	660	621
Total other (expense)/income, net	(1,285)	8,765	(10,050)
Loss before income taxes	(137,573)	(39,710)	(97,863)
Income tax expense	(2,018)	(527)	(1,491)
Net loss	$(139,591)	$(40,237)	$(99,354)
Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available on August 6, 2024. Product sales, net for Ohtuvayre was $5.6 million for the nine months ended September 30, 2024.
Cost of sales
Cost of sales was $0.5 million for the nine months ended September 30, 2024, which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs, and sales-based royalties due to Ligand. Prior to obtaining initial regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as R&D expense in the period incurred.
Research and development costs
Research and development costs were $36.7 million for the nine months ended September 30, 2024, compared to $13.1 million for the nine months ended September 30, 2023, an increase of $23.6 million. This increase was primarily due to a $11.9 million increase in clinical trial and other development costs as in the current period we incurred costs related to the two Phase 2 studies which were initiated in the quarter related to the combination of ensifentrine and glycopyrrolate and nebulized ensifentrine in patients with NCFBE, the accrual of the $6.3 million approval milestone due to Ligand, $2.1 million in share-based compensation largely driven by the recognition of PRSU expense, $2.1 million for people-related costs and $1.1 million related to pre-launch manufacturing costs for commercial supply. The increase in clinical trial and other development costs from the prior year also includes the impact on the prior year period of a reversal of $1.5 million of costs which were expensed in the year ended December 31, 2022 related to the resolution of the matter with the Phase 3 ENHANCE program supplier.
Selling, general and administrative costs
Selling, general and administrative costs were $104.7 million for the nine months ended September 30, 2024 compared to $35.4 million for the nine months ended September 30, 2023, an increase of $69.3 million. This increase was driven primarily by an increase of $19.9 million in marketing and other commercial related activities, including travel related to the launch of Ohtuvayre, a charge of $15.0 million first sale milestone payment due to Ligand, and an increase of $5.1 million in professional and consulting fees, information technology costs and other support costs due to the continued buildout of our commercial organization. Additionally, we had an increase of $18.0 million in people-related costs as we built out our commercial organization including much of the field sales team as well as an increase of $10.8 million related to share-based compensation largely driven by the recognition of PRSU expense and the increase in our headcount due to the field sales team and other support staff.
Other (expense)/income, net
Other (expense)/income, net for the nine months ended September 30, 2024 was expense of $1.3 million compared to income of $8.8 million for the nine months ended September 30, 2023, a change of $10.1 million. This change was primarily due to the recognition of a loss on the extinguishment of our 2023 Term Loan of $3.7 million as well as an increase in interest expense of $11.8 million related to our higher average debt balance and increase in our effective interest rate. This was partially offset by an increase in our research and development tax credit of $3.0 million primarily relating to the current period having higher qualifying clinical trial and other development costs while the prior year period included the impact of the Phase 3 ENHANCE program supplier final reconciliation credits discussed above and a $1.8 million increase in interest income due to our higher average cash balance.
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Cash and cash equivalents at beginning of the period	$271,772	$227,827	$43,945
Net cash used in operating activities	(93,367)	(39,820)	(53,547)
Net cash used in investing activities	(45)	—	(45)
Net cash provided by financing activities	156,622	68,857	87,765
Effect of exchange rate changes on cash and cash equivalents	1,058	502	556
Cash and cash equivalents at end of the period	$336,040	$257,366	$78,674
Operating activities
Net cash used in operating activities was $93.4 million in the nine months ended September 30, 2024, compared to $39.8 million during the nine months ended September 30, 2023, an increase of $53.5 million. The increase in cash used in operating activities was primarily due to the increase of costs incurred for the commercial launch of Ohtuvayre and the related increase in people-related costs for the field sales team and commercial and corporate support functions as well as the milestone payments of $21.3 million to Ligand for regulatory approval and the first sale of Ohtuvayre. This was partially offset by the receipt of $8.7 million related to the 2022 R&D tax credit from HMRC.
Financing activities
Net cash provided by financing activities was $156.6 million in the nine months ended September 30, 2024, compared to $68.9 million in the nine months ended September 30, 2023, an increase of $87.8 million. The increase in cash provided by financing activities was primarily due to net proceeds received of $163.4 million in the nine months ended September 30, 2024 from the 2024 Term Loans and the RIPSA, partially offset by the repayment of the 2023 Term Loans and debt issuance costs and the payment of withholding taxes from share-based awards of $11.2 million. In the nine months ended September 30, 2023, we received $56.9 million related to the issuance of ordinary shares as well as $10.0 million of proceeds from our prior term loan with Oxford Finance Luxembourg S.À R.L.

Liquidity and capital resources
To date, we have financed our operations primarily through the issuances of our equity securities, including warrants, from borrowings under term loan facilities, from payments under the RIPSA and from a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma effective June 9, 2021.
We have incurred recurring losses since inception, including net losses of $139.6 million for the nine months ended September 30, 2024, and $54.4 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $528.5 million. We expect to incur additional losses and negative cash flows from operations until we reach profitability, if at all, and we may continue to incur significant operating losses for the foreseeable future as we have increased our headcount significantly in 2024 and have experienced increasing expenses to support our commercial launch of Ohtuvayre as well as our costs to expand our research and development efforts, advance our clinical development of ensifentrine in other formulations or for other indications, and seek to obtain regulatory approval for and commercialize ensifentrine in various formulations or indications.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases, the 2024 Term Loans and the RIPSA.
2024 Financing and Capital Transactions
During the nine months ended September 30, 2024, we had the following financing transactions:
•Entered into the 2024 Term Loans and RIPSA and drew on tranches of $225 million;
•Repaid the 2023 Term Loans in full.
Refer also to Note 6 - Debt to the unaudited condensed consolidated financial statements for additional information on the 2024 Term Loans.
Funding requirements
We believe that our cash and cash equivalents as of September 30, 2024, together with additional funding expected to become available under the 2024 Term Loans and the RIPSA, will enable us to fund planned operating expenses and capital expenditure requirements, including the commercial launch of Ohtuvayre, through at least the end of 2026. Future advances under the 2024 Term Loans and the RIPSA are contingent upon achievement of certain commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan, at the sole discretion of the 2024 Lenders. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions may exceed insured limits.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $336.0 million and $271.8 million, respectively, consisting primarily of money market funds. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the three months ended September 30, 2024.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The Company’s expenses in the three months ended September 30, 2024 were incurred primarily in U.S. dollars, but also included euros and pound sterling. As at September 30, 2024, approximately 5% of cash and cash equivalents and 12% of accounts payable were denominated in foreign currencies. In addition, the R&D tax credit receivable is in pound sterling. Due to the relative magnitude of our foreign currency holdings, a change of 1% in foreign exchange rates would not have a material effect on our business, financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have a limited operating history and have not generated any significant product revenue.
We are a biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $43.0 million for the three months ended September 30, 2024, and $54.4 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $528.5 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations, and commercially launch ensifentrine under the brand name Ohtuvayre (ensifentrine), which was approved by the FDA on June 26, 2024 for the maintenance treatment of chronic obstructive pulmonary disease ("COPD”) in adult patients. We generally use “Ohtuvayre” when referring to our FDA-approved version of ensifentrine, and “ensifentrine” when referring to our investigational programs for ensifentrine. We anticipate that our expenses will increase substantially as we:
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

Our expenses may also increase substantially if we experience any delays or encounter any issues with any of the above, including, but not limited to, failed pre-clinical studies or clinical trials, complex results, safety issues, manufacturing difficulties, inadequate quantity or quality of ensifentrine for our clinical trials or finished drug product, or regulatory challenges.
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
To become and remain profitable, we must succeed in developing our product candidates and commercializing our product, Ohtuvayre, and any other products for which we may receive FDA approval that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of ensifentrine in other formulations and other targeted indications, discovering and developing additional product candidates, obtaining additional regulatory approvals for ensifentrine and for any future product candidates that successfully complete clinical trials, establishing manufacturing, commercial and marketing capabilities and ultimately distributing and selling any products for which we obtain regulatory approval, including our approved product Ohtuvayre. We are only in the preliminary stages of some of these activities, such as the commercial launch of Ohtuvayre. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability.
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
Ohtuvayre is our only product approved for marketing. It is approved in the U.S. but is not approved in any other jurisdiction, and may never receive approval in other jurisdictions. We may not be successful in obtaining regulatory approval for any additional products, and Ohtuvayre may never generate revenues sufficient to achieve or sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. Our failure to achieve or sustain profitability would depress the market price of our ADSs and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our ADSs also could cause our ADS holders to lose all or a part of their investment.
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
We estimate that our existing cash resources and additional funding received and expected to become available under the 2024 Term Loans and the RIPSA will enable us to fund planned operating expenses and capital expenditure requirements through at least the end of 2026, including commercializing Ohtuvayre in the U.S. Future advances under the 2024 Term Loans and the RIPSA are contingent upon achievement of certain regulatory and commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major

U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
•the cost of fully developing a sales, marketing and distribution infrastructure and scale up of external manufacturing capabilities to commercialize Ohtuvayre and any product candidates for which we may obtain regulatory approval; and
•our ability to continue to operate as a public company.
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
We depend solely on the commercial success of Ohtuvayre. If we are unable to generate significant revenue from the sale of Ohtuvayre or successfully develop ensifentrine for other indications, our financial condition will be adversely affected.
The FDA approved our New Drug Application (“NDA”) for Ohtuvayre for the maintenance treatment of COPD in adult patients on June 26, 2024, and we began generating revenue from the sale of Ohtuvayre in August 2024. We have invested substantially all of our efforts and financial resources on the development of Ohtuvayre and on preparation for its commercial launch, including costs related to commercial drug supply, sales, and marketing, and it is our sole source of revenue. Our ability to achieve profitability depends heavily on its successful commercialization. In addition, we have not submitted a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities for Ohtuvayre. The success of Ohtuvayre will depend on many factors, including the following:
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
•the ability of our CMOs and supply chain to maintain sufficient quantity and quality, and uninterrupted supply, of Ohtuvayre;
•the ability to timely scale up manufacturing capabilities through current or additional sources to support any increase in market demand;
•unexpected manufacturing issues, product performance issues or stability issues;
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
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials with different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials for nebulized ensifentrine for the maintenance treatment of COPD. While we have received approval for marketing ensifentrine in the U.S. for the maintenance treatment of COPD in adults, we are in the very early stages of sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

As a company based in the U.K. and whose securities are listed on Nasdaq, our business is subject to risks associated with conducting business internationally. Many of our suppliers and collaborative and clinical trial relationships are located outside the U.K. and the U.S. Accordingly, our future results could be harmed by a variety of factors, including:
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
•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-
U.S. governments;
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
To obtain the requisite regulatory approvals to market and sell our product candidates, we or any collaborator must demonstrate through extensive pre-clinical studies and clinical trials that such product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early-

stage clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Regulators’ interpretations of results may differ from our own, and expectations can change over time while a product is in clinical development.
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
•inability to achieve or maintain double-blinding, when required by the applicable clinical trial protocol;
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
•business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, or natural disasters and other extreme weather-related events including earthquakes, hurricanes, typhoons, floods and fires;
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
Undesirable side effects that may be caused by a product or product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive or less desirable label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. We have completed more than twenty Phase 1, 2 and 3 clinical trials of ensifentrine. In these trials, some patients have experienced mild to moderate adverse reactions, including urinary tract infection, back pain, hypertension, and diarrhea. An increase in psychiatric adverse events were reported with use of ensifentrine, although such events were rare and a causal relationship between ensifentrine and increased rates of psychiatric events could not be established at the time of FDA approval of Ohtuvayre.
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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The current and future use of product candidates by us and any collaborators in clinical trials, and the commercial sale of Ohtuvayre by us or partners, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling Ohtuvayre. Any claims against us, regardless of their merit, could be difficult and costly to defend and could adversely affect the market for Ohtuvayre or any prospects for commercialization of other product candidates. In addition, regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for Ohtuvayre;
•injury to our reputation and the reputation of Ohtuvayre in the market;
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
Although we maintain product liability insurance for our product candidates and commercial products including Ohtuvayre, it is possible that our liabilities could exceed our insurance coverage. We may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/ or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
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
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the EU and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our pre-clinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.
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
Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, a corporate integrity agreement or other agreement to resolve allegations of non-

compliance with these laws, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission (“FTC”) has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC

expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive, including by regulating the presentation of website content.
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
Given the number of products already on the market and in development to treat COPD, asthma, CF and NCFBE, we expect to face intense competition for our products, including for Ohtuvayre, and for ensifentrine, if approved for these additional indications. Companies including GlaxoSmithKline, AstraZeneca, Novartis, Vertex, Viatris, Theravance, Gilead, Genentech, Regeneron and Sanofi currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for NCFBE currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development that could be approved in the future. Our products will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render our products obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, any collaborators we may have may decide to market and sell products that compete with our products. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing or strengthening their market position before we are able to enter the market.
Forecasting potential sales for Ohtuvayre is difficult, and if our projections are inaccurate, our business may be harmed and our share price may be adversely affected.
Our business planning requires us to forecast or make assumptions regarding product demand and revenues for Ohtuvayre, despite numerous uncertainties. These uncertainties may be increased if we rely on third parties to conduct commercial activities in certain jurisdictions and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:
•the efficacy and safety of Ohtuvayre, including as relative to marketed products and product candidates in development by third parties;
•pricing (including discounting and other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
•the rate of adoption in the particular market, including fluctuations in demand for various reasons;
•potential market size;

•lack of patient and physician familiarity with Ohtuvayre;
•lack of patient use and physician prescribing history;
•lack of commercialization experience with Ohtuvayre;
•uncertainty relating to rate of adoption; and
•products provided without compensation through patient support programs or other free drug programs, may not eventually result in or contribute to revenue-producing prescriptions.
We expect that our revenues from sales of Ohtuvayre will be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates, judgment or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations. The metrics that we are tracking in order to evaluate the success of our sales efforts may not correlate to commercial success, particularly given the challenging market for Ohtuvayre.
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
Obtaining and maintaining reimbursement status is time consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time- consuming and costly process that will require us to provide scientific and clinical support for the use of Ohtuvayre to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that Ohtuvayre will be primarily reimbursed under a medical benefit through either Medicare Part B or Medicare Advantage programs, and changes within how products are reimbursed under these programs could occur and those changes may affect the overall coverage of Ohtuvayre in the future.
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
We are continuing to develop sales, marketing, operations, distribution and reimbursement capabilities and infrastructure after receiving approval of Ohtuvayre in June 2024, and we have not marketed, sold or distributed pharmaceutical products prior to the approval of Ohtuvayre. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize Ohtuvayre, is expensive and time consuming. Some or all of these costs were incurred in preparation for approval and will continue as we commercialize Ohtuvayre for the maintenance treatment of COPD in adult patients. In addition, our sales force may not be sufficient in size or have adequate expertise in the medical markets that we intend to target, and we may have difficulty retaining our sales employees or attracting new employees. Any failure of our internal sales, marketing and distribution capabilities on our own or through collaborations would adversely impact the commercialization of Ohtuvayre.

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
We have established an in-house sales force to promote Ohtuvayre to appropriate healthcare providers including those that may be associated with hospital networks, Integrated delivery networks and third-party payers in the United States. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team.
We compete with other companies to recruit, hire, train and retain sales and marketing personnel. We cannot be sure that we will be able to hire or retain a sufficient number of qualified sales representatives or that they will be effective at promoting Ohtuvayre. In addition, we will need to commit significant additional management and other resources to build our sales organization to the desired size, and we may not be successful in a cost-effective manner.
Factors that may inhibit our efforts to establish and maintain our sales and marketing capabilities include:
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and CROs, to conduct our pre-clinical studies and clinical trials and to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with Good Laboratory Practice (“GLP”) and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities with respect to the conduct of clinical trials, and in the case of GLP, certain animal studies. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of CROs, trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our CROs or if we or any of our CROs fail to comply with applicable GLP or GCP requirements, the non-clinical or clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional studies or clinical trials before approving our marketing applications. We cannot provide assurance that upon a regulatory inspection of us or our CROs or other third parties performing services in connection with our non-clinical studies or clinical trials, such regulatory authority will determine that any of our non-clinical or clinical trials complies with GLP or GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP and similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We currently rely on third-party manufacturers and suppliers for production of the active pharmaceutical ingredient ensifentrine and its derived formulated products. Our dependence on these third parties may impair the advancement of our research and development programs. Moreover, we rely on third parties to produce commercial supplies of Ohtuvayre, and commercialization could be stopped, delayed or made less profitable if those third parties fail to maintain the necessary approvals from the FDA or comparable regulatory authorities, fail to provide us with sufficient quantities of product in a timely manner or fail to do so at acceptable quality levels or prices or fail to otherwise complete their duties in compliance with their obligations to us or other parties.
We do not own facilities for manufacturing ensifentrine and its derived formulated products. Instead, we rely on and expect to continue to rely on third-party CMOs, for the supply of cGMP- or GMP-grade clinical trial materials of ensifentrine and its derived formulated products, including commercial quantities of Ohtuvayre. While we may contract with other CMOs in the future, we currently have one CMO for the manufacture of ensifentrine drug substance and one CMO for each formulation of ensifentrine. The facilities used to manufacture ensifentrine and its derived formulated products must be approved for the manufacture of ensifentrine by the FDA, and by comparable foreign regulatory authorities for approvals outside the U.S.. While we provide sponsor oversight of manufacturing activities, we do not and will not directly control the manufacturing process of, and are or will be essentially dependent on, our CMOs for compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and its derived formulated products. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or a comparable foreign regulatory authority, it will not be able to secure or maintain regulatory approval for the manufacture of ensifentrine and its derived formulated products in its manufacturing facilities. In addition, we have little direct control over the ability of a CMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ensifentrine and its derived formulated products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, and obtain or maintain regulatory approval for or market ensifentrine and its derived formulated products. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of ensifentrine and its derived formulated products or that obtained approvals could be revoked. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our suppliers, CMOs and other third parties for the manufacture, storage and distribution of ensifentrine and its derived formulated products means that we are subject to the risk that ensifentrine and its derived formulated products may have manufacturing defects that we have limited ability to prevent, detect or control.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The issued patents covering the composition of matter for Ohtuvayre expired in 2020, and our other issued patents will expire in 2031 to 2041, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2034 to 2044. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering Ohtuvayre are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
One of our U.S. patents for Ohtuvayre may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the EU. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.
Generic drug manufacturers can also challenge the patents of a brand-name drug under the Hatch-Waxman Act. When a generic drug manufacturer files an Abbreviated New Drug Application (ANDA) with the FDA to seek approval for a generic version of a drug that is already on the market, they must make certain certifications regarding the patents listed for the drug in the Orange Book. The Orange Book lists patents that innovator drug companies assert cover their drug products or use of those products and a Paragraph IV certification is a legal challenge to the validity or enforceability of the patent(s) listed in the Orange Book. If the generic applicant makes a Paragraph IV certification, they must also notify the patent holder and the NDA (New Drug Application) holder that they have filed an ANDA with a Paragraph IV certification, providing detailed reasons why the patent is not valid or not infringed. The filing of a Paragraph IV certification can trigger a statutory stay of approval of the ANDA for 30 months while the parties engage in patent litigation, unless the litigation is resolved in favor of the generic applicant sooner or the court orders otherwise. This process can be a critical aspect of the generic drug approval pathway and may impact the timing of a generic drug’s entry into the market. Our ability to assert or defend patents covering Ohtuvayre through this process will be adversely affected if we fail to seek listing of eligible patents in the Orange Book, or fail to otherwise maintain patents for which we have already obtained Orange Book listing.
We enjoy only limited geographical protection with respect to certain patents and may face difficulties in certain jurisdictions, which may diminish the value of our intellectual property rights in those jurisdictions.
We generally file our first patent application, or priority filing, at the U.K. Intellectual Property Office or the U.S. Patent and Trademark Office. International applications under the Patent Cooperation Treaty, or PCT, are usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in additional jurisdictions where we believe a product candidate may be marketed or manufactured. We have so far not filed for patent protection for our products in all national and regional jurisdictions where such protection may be available. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S.. In addition, we may decide to abandon national and regional patent applications before grant. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.
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
Finally, a Unitary Patent and Unified Patent Court (UPC) system were implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents in countries taking part in the UPC, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents in UPC countries, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the UPC agreement, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
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
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to perform services for us or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, sales, forecasting, and commercial performance data, proprietary business information and personally identifiable information (collectively, “Confidential Information”) of our clinical trial subjects and employees, in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our information technology and other internal infrastructure systems, including cloud services, corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to perform services for us or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development and commercialization activities.
Further, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to damage, attack or interruption from computer viruses, malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our manufacturers’, suppliers’ and other critical third parties’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.
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
Broadly, SME R&D Relief comprises two elements, (a) allowing qualifying SMEs to deduct a total of 186% of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 86% deduction plus the usual 100% deduction), or the SME R&D Additional Deduction and,(b) where there are not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D

Additional Deduction, the excess (“surrenderable losses”) can be carried forward to offset against future taxable profits, or a tax credit currently equal to 10% of such surrenderable loss can be claimed in cash, or the SME R&D Tax Credit.
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
In the financial statements for the years ended December 31, 2023 and December 31, 2022, we recorded SME R&D Tax Credits of $2.4 million and $8.6 million, respectively. We received the credit relating to the year ended December 31, 2022 in June 2024. Based on the HMRC criteria, we expect to receive the credit relating to the year ended December 31, 2023 in the year ending December 31, 2025.
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
Based on the composition of our income and assets and the value of our assets in the taxable year ended December 31, 2023, we believe that we are a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for such taxable year. However, no assurances regarding our PFIC status can be provided for any past taxable years, the taxable year ending December 31, 2024, or any future taxable years. If we are classified as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares or ADSs as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends, and (iii) the obligation to comply with certain reporting requirements. We cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations.
A non-U.S. corporation will generally be considered a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the value of its assets (generally determined on the basis of a quarterly average) consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of the assets and income of such corporation. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its tax advisors with respect to the potential adverse U.S. tax consequences to it if we are a PFIC.
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
If a U.S. Holder (as defined above) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder would generally be treated as a “United States shareholder” (within the meaning of Section 951(b) of the Internal Revenue Code) with respect to each “controlled foreign corporation” (within the meaning of Section 957(a) of the Internal Revenue Code (a “CFC”)) in our group, if any. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such CFC, regardless of whether such CFC makes any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are treated as CFCs or whether any such investor is treated as a United States shareholder with respect to any such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax payment obligations described in this risk factor. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.
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
•changes in government regulations;

•changes in healthcare payment systems;
•developments concerning proprietary rights, including patents and litigation matters;
•positive or negative results from, or delays in, clinical trials of ensifentrine;
•financing or other corporate transactions;
•actual or anticipated fluctuations in our financial condition or operating results;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•limitations regarding the ownership of ADSs, including as related to their inclusion in U.S. market indices;
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
The trading market for our ADSs and ordinary shares depends in part on the research and reports that securities or industry analysts or commentators publish about us, our business or our industry. If one or more of the analysts who cover us downgrade our ADSs or if they or other industry commentators publish inaccurate or unfavorable research or comments about our business, the price of our ADSs and ordinary shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our ADSs could decrease, which might cause the price of our ADSs and ordinary shares and trading volume to decline.

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
Our operations are potentially vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, and other natural and man- made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan.

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

VERONA PHARMA PLC

Date: November 4, 2024	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: November 4, 2024	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer