Form 10-K
period 2024-12-31
Verona Pharma plc
filed 2025-02-27
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $1.1 billion as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this disclosure, shares held by executive officers, directors and certain shareholders of the registrant as of such date have been excluded because such persons or entities may be deemed to be affiliates of the registrant.
As of February 24, 2025, the registrant had 679,831,046 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 84,978,881 American Depositary Shares, each representing eight (8) ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the commercial and marketing strategy of Ohtuvayre, market adoption of Ohtuvayre as a treatment for COPD; the ongoing development of ensifentrine and any other product candidates and combinations, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials and potential regulatory approvals and the expected regulations applicable to ensifentrine and any other product candidates, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available and conditions under the 2024 Term Loans and RIPSA, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our ADSs. The principal risks and uncertainties affecting our business include the following:
•We have a limited operating history and have not generated any significant product revenue.
•We may need additional funding to complete development and commercialization of any future product candidates and to continue to commercialize Ohtuvayre. If we are unable to raise capital when needed, or if a failure of any financial institution where we maintain our cash and cash equivalents prevents or delays us from accessing uninsured funds, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•The terms of our credit facility place restrictions on our operating and financial flexibility, and our existing and any future indebtedness could adversely affect our ability to operate our business;
•The terms of the RIPSA place restrictions on our operating and financial flexibility, and if we fail to comply with certain covenants in the RIPSA, our results of operations and financial condition may be harmed;
•Changes in our tax rates, unavailability of certain tax credits or reliefs or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments for prior periods;
•We depend solely on the success of ensifentrine, which was recently approved by the FDA as Ohtuvayre. If we are unable to continue to commercialize Ohtuvayre, or successfully develop ensifentrine for other indications, our ability to generate revenue and our financial condition will be adversely affected;
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
•Regulatory approval processes are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed;
•Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set;
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
•If our products, including Ohtuvayre, do not gain market acceptance or if we fail to accurately forecast demand or manage our inventories, our business will suffer because we might not be able to fund future operations;
•Our commercial capabilities and infrastructure, including sales, marketing, operations, manufacturing, distribution, and reimbursement infrastructure, may not be adequate to successfully commercialize Ohtuvayre;
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
•We rely, and expect to continue to rely, on third party manufacturers and suppliers for production of the active pharmaceutical ingredient ensifentrine and formulated drug products derived therefrom. Our dependence on these third parties may impair continued commercialization of Ohtuvayre and the advancement of our research and development programs;
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
•Our information technology systems, and those of our manufacturers, suppliers and other third parties that we use to perform services for us or otherwise collaborate with, may fail or suffer security breaches, which could distract our operations and cause delays in our research and development and commercialization activities, and may adversely affect our business, operations and financial performance;
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
•We will continue to incur increased costs as a result of operating as a public company in the United States, and our senior management are required to devote substantial time to new compliance initiatives and corporate governance practices; and
• Business interruptions could adversely affect our operations.

Item 1.    Business
OVERVIEW
We are a biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs.
On June 26, 2024, the U.S. Food and Drug Administration (“FDA”) approved Ohtuvayre (ensifentrine) for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) in adult patients and we launched Ohtuvayre in the U.S. through an exclusive network of accredited specialty pharmacies in August 2024. Ohtuvayre is the our first commercial product and the first inhaled therapy with a novel mechanism of action available for the maintenance treatment of COPD in more than 20 years.
Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE 4”) that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ohtuvayre is delivered directly to the lungs through a standard jet nebulizer without the need for high inspiratory flow rates or complex hand-breath coordination.
We are commercializing Ohtuvayre for the maintenance treatment of COPD in the U.S. Outside the U.S., we intend to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine, including Ohtuvayre, in Greater China. In February 2025, Nuance announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in September 2024, Nuance completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China and results are expected in mid-2025.
The approval of Ohtuvayre in the U.S. was based on extensive data including the Phase 3 ENHANCE (“Ensifentrine as a Novel inHAled Nebulized COPD thErapy”) trials, the results of which have been published in the American Journal of Respiratory and Critical Care Medicine (“AJRCCM”). Ohtuvayre met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, other endpoint data demonstrated that Ohtuvayre substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ohtuvayre was well tolerated in both trials.
During 2024, we presented additional analyses of data from the ENHANCE trials at international scientific conferences and the data were published in peer reviewed publications:
•In May 2024, we presented eight posters, including two mini oral symposia, highlighting additional pooled analyses of the ENHANCE studies at the American Thoracic Society International Conference (“ATS”) 2024. A pooled analysis demonstrating reductions in the rate and risk of exacerbations with Ohtuvayre was presented as part of the ‘Late Breaking Mini Symposium’ focusing on new breakthroughs. In addition, we hosted an exhibition booth exploring the role of PDE in inflammation and lung function impairment in COPD as well as three innovation hub presentations led by clinical experts. The abstracts were published on the ATS website and in the publication, AJRCCM;
•In September 2024, we gave an oral presentation and presented three posters on additional analyses from the ENHANCE studies at the European Respiratory Society International Congress 2024. The analyses summarized the efficacy and safety of Ohtuvayre in subgroups of patients and a pooled analysis of patient reported outcomes demonstrated its effect on reducing cough and sputum. The abstracts were published in the publication, European Respiratory Journal; and
•In October 2024, we gave four oral presentations and presented two posters on analyses from the ENHANCE studies at CHEST Annual Meeting 2024 (“CHEST”). These included subgroup data supporting improvements in lung function, symptoms and quality of life, as well as reductions in the rate of exacerbations, regardless of COPD severity (moderate or severe), smoking status (current or former) and chronic bronchitis (with or without). An analysis of Ohtuvayre’s impact on reducing exacerbation rates and COPD-related healthcare resource utilization was also presented. The analyses were published in the CHEST Annual Meeting on-line supplement.
Pipeline
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
In addition, in the third quarter of 2024, we initiated two Phase 2 clinical trials:
•dose-ranging trial with a glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), supporting a fixed-dose combination program with ensifentrine for the maintenance treatment of COPD via delivery in a nebulizer, and

•trial assessing the efficacy and safety of nebulized ensifentrine in patients with non-cystic fibrosis bronchiectasis (“bronchiectasis”).
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
Ensifentrine
Ensifentrine is a first-in-class, inhaled, small molecule and selective, dual PDE3 and PDE4 inhibitor. This dual inhibition enables it to act as a bronchodilator and a non-steroidal anti-inflammatory agent in a single compound. Importantly, ensifentrine’s therapeutic profile differentiates it from existing classes of bronchodilator and anti-inflammatory treatments. We are not aware of any other single compound in clinical development in the U.S. or Europe or approved by the FDA nor the European Commission for the treatment of respiratory diseases that acts both as a bronchodilator and anti-inflammatory agent. Ensifentrine is the first novel inhaled mechanism approved for the maintenance treatment of COPD in over 20 years and the only bronchodilator option that can be added to existing classes of inhaled therapies including LAMA, LABA and ICS.
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
Dual inhibition of PDE3 and PDE4 has shown enhanced or synergistic effects compared with inhibition of either PDE alone on contraction of airway smooth muscle and suppression of inflammatory mediator release in several preclinical studies. We believe these enhanced effects may increase the utility of ensifentrine in the treatment of respiratory diseases including COPD, bronchiectasis, asthma and CF.

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
•In ENHANCE-1 approximately 69% of subjects received background COPD therapy, either a LAMA or a LABA. Additionally, approximately 20% of all subjects received ICS with concomitant LAMA or LABA.
•In ENHANCE-2 approximately 55% of subjects received background COPD therapy, either a LAMA or a LABA. Additionally, approximately 15% of all subjects received ICS with concomitant LAMA or LABA.
We believe Ohtuvayre can change the treatment paradigm for COPD. The totality of data from clinical trials, in particular the top-line results from the ENHANCE program, including improvements in measures of lung function, symptoms, quality of life measures, and exacerbation reductions, coupled with the consistent safety results, support our belief.

Formulations
We have developed formulations of ensifentrine for the three most widely used inhalation devices: nebulizer, DPI and pMDI. The nebulized formulation of ensifentrine is designed for use in a standard jet nebulizer, not a proprietary device. Delivery of COPD medications by nebulizer is important because such medications can be used by adults of almost any age and dexterity and regardless of peak inspiratory flow, offering advantages to patients who struggle to operate handheld inhaler devices or have low peak inspiratory flow. DPI and pMDI handheld inhaler formats are relatively portable and convenient and are also important delivery mechanisms.
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
In November 2024, we completed enrollment in a Phase 2 dose-ranging trial with glycopyrrolate, a LAMA, supporting a fixed-dose combination program for the maintenance treatment of COPD via a nebulizer. The glycopyrrolate dose-ranging trial has successfully completed and we plan to initiate a Phase 2b trial with a fixed dose combination of ensifentrine and glycopyrrolate in the second half of 2025.
Non-cystic fibrosis bronchiectasis
Bronchiectasis is a chronic lung disease characterized by persistent cough, excess sputum production and frequent respiratory infections with more severe patients suffering exacerbations. The condition affects up to 500,000 adults in the U.S. and no therapies are specifically approved to treat it. Physicians currently use bronchodilators, antibiotics, steroids, mucus thinners and surgery.
Based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, we believe that ensifentrine could potentially be an effective treatment for bronchiectasis. In the third quarter of 2024, we began enrollment in a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with bronchiectasis.
Potential additional indications for ensifentrine

Cystic fibrosis and asthma
In addition to COPD and bronchiectasis, we believe ensifentrine has potential applications in other respiratory diseases including CF and asthma providing pipeline expansion opportunities and the potential for collaborations outside the U.S.
CF is a progressive, fatal genetic disease without a cure and a median age of survival of 61 years. The condition is characterized by thick, sticky mucus that damages many of the body’s organs. It causes repeat and persistent lung infections that result in frequent exacerbations and hospitalizations. Other symptoms include malnutrition, constipation and diarrhea, and some adults develop diabetes, arthritis and liver problems.
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
COMMERCIALIZATION
Following approval of Ohtuvayre on June 26, 2024, we fully staffed our sales and field reimbursement teams with approximately 120 employees. In August 2024, Ohtuvayre was available through an exclusive network of accredited specialty pharmacies. Our personal and non-personal promotion is focused on promoting Ohtuvayre to the highest prescribing healthcare providers (“HCPs”) that treat large numbers of COPD patients. Our field representatives call on approximately 14,500 HCPs comprised of pulmonologists, internal medicine, primary care, nurse practitioners and physician assistants. In addition to those promotional efforts, we launched speaker education programs and, at the end of 2024, had completed approximately 120 of these programs. Our teams have also supported the launch of Ohtuvayre through attendance at key national and regional pulmonary meetings.
In November, the 2025 GOLD report added Ohtuvayre to the COPD treatment algorithm. Typically updated each year, this report provide a framework for physicians to diagnose, assess and manage treatment of COPD. Ohtuvayre’s inclusion in GOLD further supports our belief that Ohtuvayre can change the treatment paradigm for COPD.
Following the end of the fourth quarter, our permanent, product-specific J-code for Ohtuvayre became effective from January 1, 2025.
Looking ahead, we will continue to focus on engaging with the highest prescribing HCPs through in-person or digital promotion and progress our patient engagement plans to support and accelerate the launch of Ohtuvayre.
United States
In the U.S., we are commercializing nebulized ensifentrine ourselves. Current maintenance COPD treatments in the U.S. generate over $10 billion in sales. In the U.S., approximately 8.6 million patients receive chronic maintenance treatment for COPD. These patients receive LAMAs, LABAs, and ICS products alone or in combination across all COPD severities. Despite the use of these therapies, approximately 50% of patients report having symptoms for more than 24 days a month. This burden is significant and highlights the need for new and novel mechanisms of actions to treat COPD patients. These patients need therapies that can help improve their lung function and symptoms. In addition to the number of patients that remain symptomatic, COPD places a tremendous burden on the U.S. healthcare system with approximately $50 billion in direct and indirect costs.
Based on our market research, conducted with U.S. healthcare providers and payers, we believe Ohtuvayre will be widely adopted with use as an add on therapy across all symptomatic patients regardless of COPD severity and treatment. Most of Ohtuvayre’s use is expected as an add on therapy to current patients who are on LAMA, LABA / ICS, LAMA / LABA, or triple therapy. This is due to the urgent unmet need for new therapies to help improve lung function, symptoms and quality of life in these patients. Our market research also suggests the majority of Ohtuvayre usage would be initially commenced by pulmonologists. Due to this focused prescriber base, we believe our field sales force of approximately 120 representatives will be able to reach the potential opportunity.
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
Nuance Pharma is responsible for all costs related to clinical development and commercialization in Greater China. A joint steering committee has been established to ensure ensifentrine’s clinical development in the region aligns with our global development and commercialization strategy. In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in September 2024, Nuance Pharma completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China. Results from this trial are expected in 2025.
COMPETITION
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Ohtuvayre is competing with existing treatments and new treatments that may become available in the future.

Ohtuvayre is a unique, first-in-class therapeutic candidate with both bronchodilator and non-steroidal anti-inflammatory properties in a single molecule. As far as we are aware, no other dual PDE3 and PDE4 inhibitor is on the market nor in clinical development in the U.S. or Europe. Based on initial launch data, Ohtuvayre is used across the patient spectrum regardless of severity. Our market research as well as early clinical use by HCPs, suggests that Ohtuvayre will be used as an add on therapy in symptomatic patients across all existing classes of therapies (LAMA, LABA, ICS). Some HCPs have indicated that as they become comfortable prescribing Ohtuvayre they would consider using it earlier in the treatment paradigm. This potentially includes use as a monotherapy as well as before ICS based on ensifentrine’s clinical profile.
Consequently, we believe Ohtuvayre’s unique profile will enable it to compete with all approved COPD therapies including nebulized and handheld inhaler formulations, DPI and pMDI. Furthermore, because Ohtuvayre’s mechanism of action is complementary to available therapies, we believe it will be used in addition to these treatments.
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
In September 2024, the first injectable biologic, Sanofi’s anti-IL4, Dupixent®, was approved in the U.S. for a subset of approximately 300,000 COPD patients with an eosinophilic phenotype. Other injectable biologics in Phase 3 trials for the prevention of COPD exacerbations include AstraZeneca’s anti-IL33, tozorakimab, GlaxoSmithKline’s anti-IL5, Nucala®, and Chiesi’s PDE4 inhibitor, tanimilast. We are also aware of several anti-inflammatories and bronchodilators that are in Phase 2 clinical trials for the treatment of COPD.
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
As of December 31, 2024, our patent portfolio included twelve issued U.S. patents, sixteen pending U.S. patent applications (including three U.S. provisional patent applications), ninety-seven issued foreign patents and eighty-three pending foreign applications (including eight international PCT applications). These patents and patent applications include claims directed to certain respirable formulations comprising ensifentrine, a crystalline form of ensifentrine, combinations of ensifentrine with certain respiratory drugs, certain salts and other solid forms of ensifentrine, and ensifentrine for use in certain treatments of particular respiratory disorders, with expected expiry dates up to 2045.
We have registered “Verona Pharma” and its associated logo as trademarks in the U.S. and certain other key jurisdictions including the EU and UK. We have also registered “Ohtuvayre” and “Verona Pathway Plus”, including their respective logos, in the EU and UK and have made applications to register in the U.S. and certain other key jurisdictions.
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

As an example of patent protection afforded to drug products, in the U.S., once a new drug application (or “NDA”) is approved for product, that product becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. In seeking approval for an NDA, applicants are required to list with the FDA patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the product is then published in the Orange Book. Currently, there are three patents listed in the Orange Book for our product Ohtuvayre. Additional pending patent applications related to Ohtuvayre may result in granted patents that are eligible for Orange Book listing. The reference listed drug (and the patents listed in the Orange Book for such drug) may be cited by potential competitors in support of approval of an abbreviated new drug application (or “ANDA”) for a generic version of the reference listed drug. Any applicant who files an ANDA seeking approval of a generic equivalent version of a reference listed drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA will not be approved until all of the listed patents claiming the referenced listed drug have expired, or, if permissible, are carved out.
Furthermore, one of our U.S. patents for Ohtuvayre may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the EU. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.
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
We paid the $2.0 million to Ligand in March 2022 and accounted for the $2.0 million payment at execution as selling, general and administrative expense as the payment related to a contract modification.
Due to the FDA approval of Ohtuvayre, we paid Ligand $15.0 million related to a milestone payment for first commercial sale of ensifentrine and accounted for the payment as selling, general and administrative expense as the payment related to the resolution of the 2021 dispute with Ligand.
We also paid Ligand $6.3 million in 2024 related to a milestone payment for the first regulatory approval of ensifentrine which was accounted for in research and development costs.
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
Further, the increased emphasis on managed care in the United States places additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care plans, including Medicare Advantage plans, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, as well as drug coverage and reimbursement policies and pricing in general.
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

More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services (CMS) has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
EMPLOYEES
As of December 31, 2024 we had 209 full-time employees. None of our employees is party to a collective bargaining agreement or represented by a trade union or labor union. We consider our relationship with our employees to be good.
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
We are a biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $173.4 million and $54.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $562.4 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations, and support the commercialization of ensifentrine under the brand name Ohtuvayre™ (ensifentrine), which was approved by the FDA on June 26, 2024 for the maintenance treatment of chronic obstructive pulmonary disease ("COPD”) in adult patients. We generally use “Ohtuvayre” when referring to our FDA-approved version of ensifentrine, and “ensifentrine” when referring to our investigational programs for ensifentrine. We anticipate that our expenses will increase substantially as we:
•initiate and conduct clinical trials of ensifentrine for the treatment of non-cystic fibrosis bronchiectasis (“bronchiectasis”), cystic fibrosis (“CF”), asthma or other indications;
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
We have devoted substantially all of our financial resources and efforts to the research and development, pre-clinical studies and clinical trials, and commercialization of Ohtuvayre for the maintenance treatment of COPD of adults in the U.S. We are continuing the development of ensifentrine in other formulations and for other targeted indications, and to support commercialization of Ohtuvayre in other territories, if and when approved in such territories.

To become and remain profitable, we must succeed in developing our product candidates and commercializing our product, Ohtuvayre, and any other products for which we may receive regulatory approval that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of ensifentrine in other formulations and other targeted indications, discovering and developing additional product candidates, obtaining additional regulatory approvals for ensifentrine and for any future product candidates that successfully complete clinical trials, establishing manufacturing, commercial and marketing capabilities and ultimately distributing and selling any products for which we obtain regulatory approval, including our approved product Ohtuvayre. We are only in the preliminary stages of some of these activities, such as the commercialization of Ohtuvayre. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability.
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
We may need additional funding to complete development and commercialization of any future product candidates and to continue to commercialize Ohtuvayre. If we are unable to raise capital when needed, or if a failure of any financial institution where we maintain our cash and cash equivalents prevents or delays us from accessing uninsured funds, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to commercialize Ohtuvayre, and conduct clinical trials of ensifentrine in other formulations and for other targeted indications. We expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the U.S. and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We estimate that our existing cash resources, our product sales and additional funding received and expected to become available under the 2024 Term Loans and the RIPSA will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our Consolidated Financial Statements included elsewhere in this Annual Report. Future advances under the 2024 Term Loans and the RIPSA are contingent upon achievement of certain commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Our future capital requirements will depend on many factors, including:
•the cost, progress and results of any studies required to support the commercial positioning of Ohtuvayre for the maintenance treatment of COPD in adult patients and any future product candidates;

•the number of potential new product candidates we in-license and develop;
•the cost, progress and results of any clinical trials evaluating ensifentrine for the treatment of bronchiectasis, CF, asthma or other targeted indications, or for other formulations of ensifentrine, including fixed-dose combination products;
•the cost of manufacturing clinical and commercial supplies of the ensifentrine active ingredient and derived formulated drug products and for other formulations of ensifentrine in development;
•the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for ensifentrine in other target indications and of the development of DPI and pMDI formulations of ensifentrine, or fixed-dose combination formulations of ensifentrine for the maintenance treatment of COPD and potentially bronchiectasis, CF, asthma and other respiratory diseases;
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
•the mix of private and governmental payers coverage, particularly if the percentage of patients receiving reimbursement from state Medicaid is high since such process can be slower to reimburse; and
•the continuing efforts of governmental and other third-party payors to contain, reduce or shift the costs of healthcare through various means, including an increased emphasis on managed care and attempts to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, any of which may result in downward pressure on pricing, reimbursement and utilization, which may adversely affect our product sales and results of operations.
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
•if regulatory authorities determine that inspections of the manufacturing facilities or clinical sites for our product candidates are required in connection with a marketing application, and such regulatory authorities are unable to conduct such inspections, whether due to travel restrictions or geopolitical conflict, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East;
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

Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials with different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials with nebulized ensifentrine for the maintenance treatment of COPD. While we have received approval for marketing ensifentrine in the U.S. for the maintenance treatment of COPD in adults, we are in the early stages of sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility place restrictions on our operating and financial flexibility, and our existing and any future indebtedness could adversely affect our ability to operate our business.
On May 9, 2024 (the “2024 Effective Date”), Verona Pharma, Inc. entered into a term loan facility of up to $400.0 million (the “2024 Term Loans” or the “2024 Term Loan Agreement”), with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent, (in such capacity, the “Agent”) and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively the “2024 Lenders”). We received net proceeds of $68.6 million related to the Tranche B Term Loan on June 28, 2024 following FDA approval of Ohtuvayre. Each advance under the 2024 Term Loans accrues interest at a per annum rate equal to 11.00%.
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
•increasing our need to meet minimum net sales requirements when our future sales are uncertain;
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

On May 9, 2024, Verona Pharma plc and Verona Pharma, Inc. (collectively, the “Sellers”) entered into a revenue interest purchase and sale agreement (as amended by that certain First Amendment to Revenue Interest Purchase and Sale Agreement, dated as of November 7, 2024, the “RIPSA”) with Oaktree Fund Administration, LLC, as administrative agent, and certain funds managed by each of Oaktree and OMERS party thereto (collectively, the “Purchasers”). Under the terms of the RIPSA, in exchange for the Purchasers’ payment to us of a purchase price of $100 million in the aggregate, upon approval of ensifentrine by the FDA by a specified date and subject to certain labeling conditions (the “Tranche A Purchase Price”), the Sellers agreed to a true sale of assigned interests to the Purchasers, including a right for the Purchasers to receive 6.50% on global net sales of ensifentrine by the Sellers and 5% on certain proceeds the Sellers receive from licenses engaged during the term of the RIPSA outside of the U.S. The Tranche A Purchase Price of $100.0 million was received on June 28, 2024 following FDA approval of Ohtuvayre. We are also eligible to receive an additional funding tranche equal to $150 million upon achievement of a specified net sales milestone in any trailing six-month period after receipt of the Tranche A Purchase Price. The RIPSA contains covenants that impose on us certain obligations with respect to payment, diligence, reporting, intellectual property, license agreements, and certain other actions, as well as indemnification obligations. Among other things, these covenants require us to use commercially reasonable efforts to develop and commercialize ensifentrine in the U.S. and each major jurisdiction in which a marketing authorization is obtained, and limit our ability to create or incur liens or dispose of certain assets related to ensifentrine. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our shareholders, including the holders of our ADSs. Pursuant to the RIPSA and related security agreement, we granted to the Purchasers a second-priority lien in certain of our intellectual property assets and other related assets to secure our obligations under the RIPSA. If we are unable to comply with our obligations, the Purchasers could seek to enforce their security interest in such assets.
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
•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-
•U.S. governments;
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, natural disasters including earthquakes, typhoons, floods and fires, or public health emergencies.
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
•failure of our third-party research contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all; and
•difficulty in certain countries in identifying the populations that we are trying to evaluate in a particular trial, which may delay enrollment.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025 and all clinical trials and related applications are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
It is currently unclear to what extent the U.K. will seek to align its regulations with the EU. The U.K. regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into U.K. law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended).
The extent to which the regulation of clinical trials in the U.K. will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the U.K. government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the U.K. The U.K. government has provided the legislative proposal to the U.K. Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into U.K. law which is expected in early 2026. A decision by the U.K. not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the U.K. compared with other countries.
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
We may not be successful in our efforts to develop ensifentrine in different formulations, including fixed-dose combinations, and/or for other targeted indications, including bronchiectasis, CF, asthma or other respiratory diseases.
Part of our strategy is to continue to develop ensifentrine in different formulations and in indications other than COPD, such as bronchiectasis, CF and asthma and other formulations including fixed-dose combinations, MDI and DPI. Although our research and development efforts to date have suggested that ensifentrine has the potential to treat bronchiectasis, CF and asthma, we may not be able to successfully develop ensifentrine to address these or any other diseases or conditions. In addition, the potential use of ensifentrine in other diseases may not be suitable for clinical development, including as a result of difficulties enrolling patients in any clinical studies we plan to initiate or the potential for harmful side effects or other characteristics that might suggest marketing approval and market acceptance are unlikely. We may find that it may not be feasible to develop an acceptable combination of ensifentrine with other products, including LAMAs, or that chemical stability or drug product stability does not support further development. If we do not continue to successfully develop, obtain regulatory approval for, and begin to commercialize ensifentrine for additional indications or formulations, we will face difficulty in obtaining product revenues in future periods, which could significantly harm our financial position.
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
•the data collected from clinical trials may, for various reasons, be considered insufficient to support the submission or approval of an NDA or supplemental NDA in the U.S., an MAA or variation in the EU, or other comparable submission to obtain regulatory approval in other countries;

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
In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry and our business in the long term.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/ or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In the United States, the EU and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:
•an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
•a Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program (the “MDRP”);
•a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel;
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs, which were announced in 2023, first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning 2024); and replaces the Part D coverage gap discount program originally established under the ACA with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on our company and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.
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
Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing.

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
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials and commercialization activities. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
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
We are also subject to diverse laws and regulations relating to data privacy and security in the EU and the EEA, including the General Data Protection Regulation (“GDPR”). The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EEA and the U.S. remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses-a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism-alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
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
The varied and differing positions on environmental sustainability and social initiatives by government and other stakeholders could increase our costs, harm our reputation and adversely impact our financial results.
There has been varied and differing public focus by investors, environmental activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. We are currently assessing the potential impacts of the adopted or proposed laws, as well as other sustainability related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
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
Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “ Bribery Act”), the U.S. Foreign Corrupt Practices Act (the “ FCPA”), and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which any of our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Given the number of products already on the market and in development to treat COPD, asthma, CF and bronchiectasis, we expect to face intense competition for our products, including for Ohtuvayre, and for ensifentrine, if approved for these additional indications. Companies including GlaxoSmithKline, AstraZeneca, Vertex, Viatris, Theravance, Gilead, Genentech, Regeneron and Sanofi currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for bronchiectasis currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development that could be approved in the future. Our products will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render our products obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the continued coverage and reimbursement for Ohtuvayre.
Obtaining and maintaining reimbursement status is time consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time- consuming and costly process that will require us to provide scientific and clinical support for the use of Ohtuvayre to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that Ohtuvayre will be primarily reimbursed under a medical benefit through either Medicare Part B or Medicare Advantage programs, and changes within how products are reimbursed under these programs could occur and those changes may affect the overall coverage and reimbursement of Ohtuvayre in the future.
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
Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.
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
We are continuing to develop sales, marketing, operations, distribution and reimbursement capabilities and infrastructure after receiving approval of Ohtuvayre in June 2024, and we did not market, sell or distribute pharmaceutical products prior to the approval of Ohtuvayre. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize Ohtuvayre, is expensive and time consuming. Some or all of these costs were incurred in preparation for approval and will continue as we commercialize Ohtuvayre for the maintenance treatment of COPD in adult patients. In addition, our sales force may not be sufficient in size or have adequate expertise in the medical markets that we intend to target, and we may have difficulty retaining our sales employees or attracting new employees. Any failure of our internal sales, marketing and distribution capabilities on our own or through collaborations would adversely impact the commercialization of Ohtuvayre.

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
We are continuing to establish our infrastructure for the sales, marketing and distribution of Ohtuvayre, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. Additionally, the infrastructure we have built to support the launch of Ohtuvayre, future indications of ensifentrine, or other potential marketed products may not be sufficient, and we may be required to increase spending or add resources to support commercialization efforts.
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
We compete with other companies to recruit, hire, train and retain sales and marketing personnel. We cannot be sure that we will be able to retain a sufficient number of qualified sales representatives or that they will be effective at promoting Ohtuvayre. In addition, we will need to commit significant additional management and other resources to build our sales organization to the desired size, and we may not be successful in a cost-effective manner.
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
Under the Nuance Agreement, we remain the marketing authorization holder for ensifentrine in the People’s Republic of China (“PRC”). In recent years, the regulatory framework in the PRC regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of ensifentrine under the Nuance Agreement, and could have a material adverse effect on Nuance Pharma’s ability to successfully commercialize ensifentrine and the returns that we generate under the Nuance Agreement.
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
We do not own facilities for manufacturing ensifentrine and its derived formulated products. Instead, we rely on and expect to continue to rely on third-party CMOs, for the supply of cGMP- or GMP-grade clinical trial materials of ensifentrine and its derived formulated products, including commercial quantities of Ohtuvayre. While we may contract with other CMOs in the future, we currently have one CMO for the manufacture of ensifentrine drug substance and one CMO for each formulation of ensifentrine. The facilities used to manufacture ensifentrine and its derived formulated products must be approved for the manufacture of ensifentrine by the FDA, and by comparable foreign regulatory authorities for approvals outside the U.S. While we provide sponsor oversight of manufacturing activities, we do not and will not directly control the manufacturing process of, and are or will be essentially dependent on, our CMOs for compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and its derived formulated products. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or a comparable foreign regulatory authority, it will not be able to secure or maintain regulatory approval for the manufacture of ensifentrine and its derived formulated products in its manufacturing facilities. In addition, we have little direct control over the ability of a CMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ensifentrine and its derived formulated products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, and obtain or maintain regulatory approval for or market ensifentrine and its derived formulated products. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of ensifentrine and its derived formulated products or that obtained approvals could be revoked. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our suppliers, CMOs and other third parties for the manufacture, storage and distribution of ensifentrine and its derived formulated products means that we are subject to the risk that ensifentrine and its derived formulated products may have manufacturing defects that we have limited ability to prevent, detect or control.
We rely on and will continue to rely on CMOs to purchase from third-party suppliers the materials necessary to produce ensifentrine and its derived formulated products and the inhalation and nebulization devices to deliver ensifentrine. We do not and will not have any direct control over the process or timing of the acquisition and delivery of these supplies by any CMO or its third-party suppliers, or the quality or quantity of such supplies. These supplies could be interrupted from time to time and, if interrupted, we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost or quality, or at all. There are a limited number of suppliers for the raw materials that we may use to manufacture ensifentrine and for the drug delivery devices (e.g. nebulizers) that we use for clinical trials with ensifentrine, and we may need to assess alternate suppliers to prevent a possible disruption to our clinical trials and commercial sales. Although we generally do not begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of ensifentrine to complete the clinical trial, any significant delay in the supply of ensifentrine drug products, or the raw material components needed to produce, or devices needed to deliver, ensifentrine, for an ongoing clinical trial due to our CMOs or their third-party suppliers could considerably delay completion of our clinical trials, product testing and potential regulatory approval of ensifentrine. If our CMOs, their third-party supplies, or we are unable to purchase these supplies, there would be a shortage in supply, which would impair our ability to generate revenues from the sale of Ohtuvayre. In addition, growth in the costs and expenses of these supplies may impair our ability to cost-effectively manufacture ensifentrine. Additionally, CMOs may experience labor constraints which could impact their ability to manufacture and deliver ensifentrine.
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
To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable, time consuming and expensive, we may fail in enforcing our rights - in which case our competitors may be permitted to use our technology without being required to pay us any license fees. In addition, however, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our products or product candidates, and then compete directly with us, without payment to us. If we in-license intellectual property rights, our agreements may give our licensors the first right to control claims of third-party infringement, or to defend validity challenges. Therefore, these patents and patent applications may not be enforced or defended in a manner consistent with the best interests of our business.
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
We are party to a license agreement with Ligand, under which we in-license certain intellectual property and were assigned certain patents and patent applications related to our business. We may enter into additional license agreements in the future. We expect that any future license agreements would impose various diligence, milestone payment, royalty, insurance and other obligations on us. We also entered into the 2024 Loan Agreement with the 2024 Lenders. The 2024 Term Loans is secured by a first-priority lien on substantially all of the assets of Verona Pharma, Inc. and the Company, including intellectual property. We also entered into the RIPSA with the Purchasers. The RIPSA is secured by a second-priority lien on certain of our intellectual property. For further description of the 2024 Term Loans and RIPSA, see Note 5 – Debt to the Consolidated Financial Statements included elsewhere in this Annual Report 10-K. Any uncured, material breach under any of these agreements could result in our loss of rights to practice the patent rights and other intellectual property under these agreements, and could compromise our development and commercialization efforts for our products. Moreover, our future licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The issued patents covering the composition of matter for Ohtuvayre expired in 2020. Our other issued patents covering Ohtuvayre will expire in 2031 and 2035, subject to any patent extensions that may be available for such patents. If patents are issued on our pending US patent applications relating to Ohtuvayre, the resulting US patents are projected to expire on dates ranging from 2043 to 2045. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering Ohtuvayre are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Generic drug companies can also challenge the patents of a brand-name drug under the Hatch-Waxman Act. When a generic drug manufacturer files an Abbreviated New Drug Application (ANDA) or a New Drug Application (under 21 U.S.C. § 355(b)(2)) with the FDA to seek approval for a generic version of a brand-name drug that is already on the market, they must make certain certifications regarding the patents listed for such drug in the FDA’s publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). The Orange Book lists patents that innovator drug companies assert cover their drug products or use of those products and a Paragraph IV certification is a legal challenge to the validity or enforceability, or infringement, of the patent(s) listed in the Orange Book. If the generic applicant makes a Paragraph IV certification, they must also notify the patent holder and the NDA (New Drug Application) holder that they have filed an ANDA or NDA with a Paragraph IV certification, providing detailed reasons why the patent is not valid or not infringed. The filing of a Paragraph IV certification can trigger a statutory stay of approval of the ANDA or NDA for 30 months while the parties engage in patent litigation, unless the litigation is resolved in favor of the generic applicant sooner or the court orders otherwise. This process can be a critical aspect of the generic drug approval pathway and may impact the timing of a generic drug’s entry into the market. Currently, there are three patents listed in the Orange Book for our product Ohtuvayre. Additional pending patent applications related to Ohtuvayre may result in granted patents that are then eligible for Orange Book listing. Ohtuvayre (and the patents listed in the Orange Book for Ohtuvayre) may be cited by potential competitors as a reference listed drug in support of approval of an ANDA for a generic version of Ohtuvayre. Our ability to assert or defend patents covering Ohtuvayre through this process will be adversely affected if we fail to seek or maintain listing of eligible patents in the Orange Book, or fail to otherwise maintain patents for which we have already obtained Orange Book listing.
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
In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the America Invents Act (the “AIA”), which was passed on September 16, 2011, resulted in significant changes to the U.S. patent system.
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
Finally, a Unitary Patent and Unified Patent Court (“UPC”) system was implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents in countries taking part in the UPC, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents in UPC countries, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the UPC agreement, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
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
In the ordinary course of our business, we and our manufacturers, suppliers and third parties that we use to perform services for us or otherwise collaborate with, collect and store sensitive data, including intellectual property, clinical trial data, sales, forecasting, and commercial performance data, proprietary business information and personally identifiable information (collectively, “Confidential Information”) in our and third-party data centers and on our and third-party networks. The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our information technology and other internal infrastructure systems, including cloud services, corporate firewalls, servers, leased lines and connection to the Internet, and that of our manufacturers, suppliers and other third parties that we use to perform services for us or otherwise collaborate with, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of these information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development and commercialization activities.
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
Our success depends upon the contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with ensifentrine and related technologies. Our key management individuals include our chief executive officer, David Zaccardelli, our chief financial officer, Mark Hahn, our general counsel, Andrew Fisher, our chief medical officer, Kathleen Rickard, our chief regulatory officer, Caroline Diaz, our chief commercial officer, Christopher Martin, and our chief development officer, Tara Rheault. The loss of key personnel could impact our commercialization efforts and research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to achieve our commercialization goals for Ohtuvayre and our product candidate development objectives, raise additional capital and implement our business strategy.
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
We are incorporated under English law. Some of our assets are located outside the U.S. and certain members of our board of directors reside outside the U.S.. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
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
As a result, U.S. investors may not be able to enforce against us or our board of directors or certain experts named herein who are residents of the U.K. or countries other than the U.S. any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
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
We carry out research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result we have previously benefitted in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D Relief, which provides relief against U.K. Corporation Tax or is surrenderable for a cash credit where a company is loss making and relevant criteria are met.
Broadly, SME R&D Relief allows qualifying SMEs to deduct a total of 186% of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 86% deduction plus the usual 100% deduction). Where there are not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D Additional Deduction, the excess (“surrenderable losses”) can be carried forward to offset against future taxable profits, or a tax credit currently equal to 10% of such surrenderable loss can be claimed in cash, or the SME R&D Tax Credit (i.e., the excess losses are surrendered in exchange for a cash credit payment).
In addition, for accounting periods beginning on or after 1 April 2024, the R&D intensive loss-making SME scheme threshold (broadly, the proportion of qualifying R&D expenditure compared to total expenditure, including connected group companies) will be 30%. Therefore, loss-making SMEs with qualifying R&D expenditure of 30% or more of its total expenditure may claim an enhanced deduction of 86% and a repayable credit of 14.5%.
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
In the financial statements for the years ended December 31, 2024 and December 31, 2023, we recorded SME R&D Tax Credits of $3.7 million and $2.0 million, respectively. We received the credit relating to the year ended December 31, 2022 in June 2024. Based on the HMRC criteria, we expect to receive the credit relating to the years ended December 31, 2023 and 2024 in 2025.
Changes to the U.K.’s SME R&D Relief regime that take effect for accounting periods beginning on or after April 1, 2024, may adversely affect the financial benefit of the R&D claim. Such changes have introduced a single R&D relief regime which merges the current “RDEC” and SME R&D Relief scheme. The credit rate under the legislation is 20% of qualifying expenditure, with the credit itself subject to U.K. corporation tax. The credit will therefore be reduced by the applicable rate of U.K. corporation tax (the main rate of which is currently 25%), although the notional tax rate that applies to loss-making companies will be set at the lower rate of 19% for the purposes of the new R&D relief regime. Therefore, under current rates of U.K. corporation tax, profitable businesses subject to the main rate of U.K. corporation tax will effectively receive a credit of 15% of qualifying expenditure whilst loss-making businesses will receive a credit of 16.2%.
If we are classified as a passive foreign investment company, certain adverse U.S. federal income tax consequences could apply to U.S. Holders.

Based on the composition of our income and assets and the value of our assets in the taxable year ended December 31, 2024, we believe that we were not a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for such taxable year. However, no assurances regarding our PFIC status can be provided for any taxable year. If we are classified as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares or ADSs as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends, and (iii) the obligation to comply with certain reporting requirements. We cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations.
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
If a U.S. Holder (as defined above) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder would generally be treated as a “United States shareholder” (within the meaning of Section 951(b) of the Internal Revenue Code) with respect to each “controlled foreign corporation” (within the meaning of Section 957(a) of the Internal Revenue Code (a “CFC”)) in our group, if any. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such CFC, regardless of whether such CFC makes any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the expiration of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are treated as CFCs or whether any such investor is treated as a United States shareholder with respect to any such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax payment obligations described in this risk factor. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404(b), we have implemented a process of documenting and evaluating our internal control over financial reporting. In this regard, we have dedicated, and will need to continue to dedicate, internal resources, engage outside consultants and pursue a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting, which is both costly and challenging. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program includes:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external advisors and service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees and contractors, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and alignment with the broader corporate business continuity plan; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
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
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2.    Properties
Our corporate headquarters is in leased office space at 3 More London Riverside, London, U.K. The leases for these offices expire in the first quarter of 2026. We also have office space at 33 Park of Commerce, Suite 300, Savannah, Georgia, 31405, which expires in the fourth quarter of 2025, and 8529 Six Forks Road, Suite 400, Raleigh, North Carolina, 27615, which expires in the fourth quarter of 2027. We believe that these facilities are adequate to meet our current and near term needs.
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
As of February 24, 2025, we had 411 registered holders of ordinary voting shares. 99.9% of our voting ordinary shares are held in ADS form. The 0.1% balance of our ordinary voting shares are held as unlisted voting ordinary shares. We also have 48,088,896 unlisted non-voting ordinary shares.
Dividends
We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The graph set forth below compares the cumulative total shareholder return on our ordinary shares between January 1, 2020 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 in each of our ordinary shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the related notes to those statements included later in this Annual Report on Form 10-K (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
In this Item 7, we discuss the results of operations for the years ended December 31, 2024 and 2023 and comparisons of the year ended December 31, 2024 to the year ended December 31, 2023. Discussion and analysis of our 2022 fiscal year specifically, as well as the year-over-year comparison of our 2023 financial performance to 2022, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Overview
We are a biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs.
On June 26, 2024, the U.S. Food and Drug Administration (“FDA”) approved Ohtuvayre (ensifentrine) for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) in adult patients and the Company launched Ohtuvayre in the U.S. through an exclusive network of accredited specialty pharmacies in August 2024. Ohtuvayre is the Company’s first commercial product and the first inhaled therapy with a novel mechanism of action available for the maintenance treatment of COPD in more than 20 years.
Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 and 4 (“PDE3” and “PDE 4”) that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ohtuvayre is delivered directly to the lungs through a standard jet nebulizer without the need for high inspiratory flow rates or complex hand-breath coordination.
The U.S. approval of Ohtuvayre was based on extensive data including the results from our successful Phase 3 ENHANCE program, which have been published in the American Journal of Respiratory and Critical Care Medicine (“AJRCCM”). Ohtuvayre met the primary endpoint in both the ENHANCE-1 and ENHANCE-2 trials demonstrating statistically significant and clinically meaningful improvements in measures of lung function. In addition, other endpoint data demonstrated that Ohtuvayre substantially reduced the rate and risk of COPD exacerbations in ENHANCE-1 and ENHANCE-2. Ohtuvayre was well tolerated in both trials.
We recently presented additional analyses of data from the ENHANCE trials at international scientific conferences:
•In October 2024, we gave four oral presentations and presented two posters on analyses from the ENHANCE studies including subgroup data supporting improvements in lung function, symptoms and quality of life, as well as reductions in the rate of exacerbations. The analyses were published in the CHEST Annual Meeting on-line supplement.
•In September 2024, we gave an oral presentation and presented three posters on additional analyses from the ENHANCE studies at the European Respiratory Society International Congress 2024. The analyses summarized the efficacy and safety of Ohtuvayre in subgroups of patients and a pooled analysis of patient reported outcomes demonstrated its effect on reducing cough and sputum. The abstracts were published in the publication, European Respiratory Journal.
We are commercializing Ohtuvayre for the maintenance treatment of COPD in the U.S. Ohtuvayre is not considered a drug device combination because patients use a readily available standard jet nebulizer to take the treatment. Outside the U.S., we intend to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration with Nuance

Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine in Greater China. In February 2025, Nuance announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in September 2024, Nuance completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China and results are expected in 2025.
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
In addition, in the third quarter of 2024, we initiated two Phase 2 clinical trials:
•dose-ranging trial with a glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), supporting a fixed-dose combination program with ensifentrine for the maintenance treatment of COPD via delivery in a nebulizer, and
•trial assessing the efficacy and safety of nebulized ensifentrine in patients with non-cystic fibrosis bronchiectasis (“bronchiectasis”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $562.4 million as of December 31, 2024. We expect to incur additional losses and negative cash flows from operations until our product candidates potentially gain regulatory approval and our approved products reach commercial profitability, if at all.
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
•initiate and conduct further clinical trials for ensifentrine for the treatment of bronchiectasis, acute COPD, CF or any other indication;
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
On May 9, 2024, we entered into a term loan facility (the “2024 Term Loans”) of up to $400.0 million with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent, and certain funds managed by each of Oaktree Capital Management, L.P. and OCM Life Sciences Portfolio LP party thereto (collectively, the “2024 Lenders”). At closing, we received net proceeds of $52.8 million and up to four additional advances of an aggregate $345.0 million were available subject to meeting certain commercial milestones and other specified conditions. On June 28, 2024, we received net proceeds of $68.6 million related to the second tranche of the 2024 Term Loans, which was available upon FDA approval for Ohtuvayre, as well as proceeds from the $100 million first tranche of our revenue interest purchase and sale agreement (the “RIPSA”). Refer to Note 5 - Debt to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report for additional information regarding the 2024 Term Loans and the RIPSA.
We believe that our cash and cash equivalents as of December 31, 2024, our product sales and funding expected to become available under the 2024 Term Loans and the RIPSA will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our Consolidated Financial Statements included elsewhere in this Annual Report. The remaining advances under the 2024 Term Loans and the RIPSA are contingent upon the achievement of commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan under the 2024 Term Loans, at the sole discretion of the 2024 Lenders. No additional advances are available under the 2023 Term Loan following our termination and repayment in full of the 2023 Term Loan on May 9, 2024. See “Liquidity and capital resources” for additional information.
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
We agreed to pay a milestone payment of £5.0 million on obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product (the ”First Approval Milestone”), low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how. Royalties payable are based on the future sales performance so the amount payable is unlimited.
At the time each contingency is resolved, the contingent consideration payment (or payable) in connection with the Ligand Agreement will be recorded as an expense.
In March 2022, we entered into an Amendment Agreement (the “Amendment”) with Ligand whereby the Ligand Agreement was amended to clarify certain ambiguous terms in the Ligand Agreement. Pursuant to the Amendment:
•    we agreed to pay to Ligand (i) $2.0 million within five business days of the date of the Amendment and (ii) $15.0 million upon the first commercial sale of ensifentrine by us or a sub-licensee (the “First Sale Milestone”).
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
•    the First Approval Milestone and the First Sale Milestone may be paid in cash or, at our discretion, by issuing shares in the Company of equivalent value to Ligand; and
•    each party’s right to terminate the Ligand Agreement is conditioned upon such party obtaining a final judgment of the English High Court declaring that the other party is in material breach of its obligations under the Ligand Agreement.
We accounted for the $2.0 million payment at execution of the Amendment as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss as the payment is related to a contract modification.
Upon FDA approval of Ohtuvayre on June 26, 2024, the Company has recognized the following:
•$6.3 million in research and development costs related to the First Approval Milestone; and
•$15.0 million selling, general and administrative expense related to the First Sale Milestone.
The Company is obligated to pay low single digit royalties based on the net sales of all Ligand Licensed Products and expenses all costs related to royalty amounts as a cost of sales in the Consolidated Statements of Operations and Comprehensive Loss.
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
As of December 31, 2024, the $15.0 million equity interest was recorded as Equity interest on the Consolidated Balance Sheets, included elsewhere in this Annual Report. The Equity interest is recorded at cost as we have elected to use the measurement alternative for equity investments without readily determinable fair values. We will evaluate this investment for indicators of impairment quarterly. We evaluate this investment for indicators of impairment quarterly. We did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2024.
Nuance Pharma will be responsible for all costs related to clinical development and commercialization of ensifentrine in Greater China. In August 2022, Nuance Pharma, received clearance from China’s Center for Drug Evaluation to begin Phase 1 and Phase 3 studies with ensifentrine for COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023. In April 2023, Nuance Pharma dosed the first subject in its pivotal Phase 3 clinical trial evaluating ensifentrine for the maintenance treatment of COPD in mainland China and enrollment was completed in September 2024. A joint steering committee has been established between us and Nuance Pharma to oversee and coordinate the overall conduct of such clinical development and commercialization. We intend to use the joint steering committee to help ensure the clinical development of ensifentrine in Greater China aligns with our overall global development and commercialization strategy.
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
On April 13, 2022, we entered into an Agreement for the Manufacture and Clinical Supply of ensifentrine (“Nuance Clinical Supply Agreement”) with Nuance Pharma. We determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. We have determined we are acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, we will recognize the associated revenue on a gross basis. In the year ended December 31, 2022, we recognized $0.5 million in relation to the clinical supply of ensifentrine to Nuance Pharma.
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

While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report, we believe that the following accounting policies are most critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.
Revenue recognition
We generate revenue from the sale of Ohtuvayre. Revenue is recognized when we transfer control of Ohtuvayre to the specialty pharmacies, our customers, as our contracts have a single performance obligation which is the delivery of Ohtuvayre. These product sales are subject to various gross-to-net adjustments, which are deducted from our product sales to determine net product sales. For a description of our related accounting policies, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report.
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
Revenue interest purchase and sale agreement and related interest expense
Proceeds from the RIPSA are recorded as liabilities (specifically, revenue interest purchase and sale agreement on the Consolidated Balance Sheets) and are amortized using the effective interest method over the estimated period the RIPSA will be repaid with the imputed interest recorded as interest expense. The repayment of the RIPSA is based on royalties from global net sales of Ohtuvayre as well as certain proceeds from licensees outside the US, subject to the capped amount. This requires us to estimate the total amount and timing of future royalty payments which is based on estimates of future global net sales, including assumptions related to the treatable patient population, rate of adoption, among others, and involves significant judgment given the limited global net sales data experienced to date. We reassess the amount and timing of these payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. A significant increase or decrease in forecasted global net sales or certain proceeds from licensees outside the US could materially impact the RIPSA balance and interest expense.
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
•initiate and conduct clinical trials of ensifentrine for the treatment of bronchiectasis, CF, asthma or other indications;
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
To date, we have generated revenue from the sale of Ohtuvayre and from the receipt of up-front proceeds and clinical supply of ensifentrine under the Nuance Agreement.
We expect that revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of ensifentrine in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue, and our financial condition and results of operations would be materially adversely affected.
Product sales, net
With the FDA approval of Ohtuvayre and our commercial launch in the third quarter of 2024, we began to recognize product sales. We record product sales net of estimated distribution fees, government rebates and chargebacks, commercial chargebacks, product returns, co-pay assistance costs and other fees.

Operating expenses
Cost of sales
We began to recognize cost of sales after the commercial launch of Ohtuvayre in the third quarter of 2024. Cost of sales includes the cost of producing inventory related to Ohtuvayre including manufacturing, freight and overhead as well as sales-based royalties due to Ligand.
Research and development costs
Research and development costs consist of salary and personnel related costs and third party costs for our research and development activities for ensifentrine. Personnel related costs include a share-based compensation charge relating to our share-based compensation. The largest component of third party costs is for clinical trials, as well as manufacturing for clinical supplies and associated development, and pre-clinical studies. Prior to obtaining regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as research and development expense in our Consolidated Statements of Operations and Comprehensive Loss in the period incurred. All other research and development costs are expensed as incurred.
We expect our research and development costs to increase in future years related to our additional trials for a fixed-dose combination formulation for COPD patients and nebulized ensifentrine in patients with bronchiectasis.
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
We expect commercial costs to continue to increase due to the commercial launch of Ohtuvayre including costs related to our sales force, marketing and other commercial related costs. As we continue to develop our knowledge of the market and refine our commercial operations, expected costs may vary significantly from our current expectations
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and the U.K. research and development tax credits (the “R&D tax credit”).
We participate in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us on the basis that the company is loss making. Credits recorded related to the 2023 and 2024 financial years are expected to be received in 2025.
Taxation
Our effective tax rate varies from the statutory U.K. tax rate in each period presented primarily due to the recording of a valuation allowance for our deferred tax assets. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative consolidated loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have determined that the reversal of future taxable temporary differences corresponding to our deferred tax liabilities will not provide a sufficient source of income for realization of our deferred tax assets.
The income taxes presented in our Consolidated Statements of Operations and Comprehensive Loss represents the current tax impact from our operating activities in the United States, which generates taxable income. The increase in the U.S. current tax expense in 2024 compared to prior periods was due to the taxability of the funds received as part of the RIPSA agreement (see Note 5 - Debt to our Consolidated Financial Statements included elsewhere in the Annual Report).

We have $261.1 million loss carryforwards in the United Kingdom. These losses may be carried forward indefinitely to be offset against future taxable profits, subject to various utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of operations for the years ended December 31, 2024 and 2023
The following table shows our statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Variance
Revenue:
Product sales, net	$42,261	$—	$42,261
Other revenue	18	—	18
Total revenue, net	42,279	—	42,279
Operating expenses:
Cost of sales	2,582	—	2,582
Research and development	44,574	17,216	27,358
Selling, general and administrative	149,750	50,353	99,397
Total operating expenses	196,906	67,569	129,337
Operating loss	(154,627)	(67,569)	(87,058)
Other income/(expense):
Research and development tax credit	3,600	1,104	2,496
Loss on extinguishment of debt	(3,653)	—	(3,653)
Interest income	15,262	12,761	2,501
Interest expense	(23,542)	(2,057)	(21,485)
Foreign exchange (loss)/gain	(169)	1,866	(2,035)
Total other (expense)/income, net	(8,502)	13,674	(22,176)
Loss before income taxes	(163,129)	(53,895)	(109,234)
Income tax expense	(10,289)	(474)	(9,815)
Net loss	$(173,418)	$(54,369)	$(119,049)
Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available on August 6, 2024. Product sales, net for Ohtuvayre was $42.3 million for the year ended December 31, 2024.
Cost of sales
Cost of sales was $2.6 million for the year ended December 31, 2024 which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs and sales-based royalties due to Ligand. Prior to obtaining initial regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as R&D expense in the period incurred.
Research and development costs
Research and development costs were $44.6 million for the year ended December 31, 2024, compared to $17.2 million for the year ended December 31, 2023, an increase of $27.4 million. This increase was primarily due to an increase of $17.5 million in clinical trial and other development costs as we initiated two Phase 2 studies in the third quarter of 2024 related to the combination of ensifentrine and glycopyrrolate for the treatment of COPD and nebulized ensifentrine for the treatment of patients with bronchiectasis, the payment of the $6.3 million First Approval Milestone, $3.1 million increase in share-based compensation, $2.0 million increase for people-related costs and $1.1 million related to pre-launch manufacturing costs. The increase in clinical trial and other development costs from the prior year also includes the impact in 2023 of a reversal of $1.5 million of costs which were expensed in the year ended December 31, 2022 related to the resolution of the matter with a Phase 3 ENHANCE program supplier. This was partially offset by a decrease of $1.3 million in consultant and professional fee costs which were higher in 2023 due to service costs associated with our New Drug Application and the related approval process.

Selling, general and administrative costs
Selling, general and administrative costs were $149.8 million for the year ended December 31, 2024 compared to $50.4 million for the year ended December 31, 2023, an increase of $99.4 million. This increase was driven primarily by an increase of $29.7 million in marketing and other commercial related activities, including travel, primarily related to the launch of Ohtuvayre, an increase of $26.8 million in people-related costs as we built out our commercial organization largely in the second quarter of 2024, a charge of $15.0 million for the First Sale Milestone and an increase of $7.3 million in professional and consulting fees, information technology costs and other support costs. Additionally, share-based compensation increased by $18.8 million.
Other (expense)/income
Other (expense)/income for the year ended December 31, 2024 was expense of $8.5 million compared to income of $13.7 million for the year ended December 31, 2023, a change of $22.2 million. This change was primarily due to an increase in interest expense of $21.5 million related to our higher average debt balance and the noncash interest expense recognized on the RIPSA as well as the recognition of a $3.7 million loss on the extinguishment of our 2023 Term Loan. This change was partially offset by an increase in our research and development tax credit of $2.5 million relating to higher qualifying clinical trial and other development costs in 2024 and a $2.5 million increase in interest income due to our higher average cash balance.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Variance
Cash and cash equivalents at beginning of the year	$271,772	$227,827	$43,945
Net cash used in operating activities	(122,203)	(50,222)	(71,981)
Net cash used in investing activities	(580)	—	(580)
Net cash provided by financing activities	250,779	92,869	157,910
Effect of exchange rate changes on cash and cash equivalents	(11)	1,298	(1,309)
Cash and cash equivalents at end of the year	$399,757	$271,772	$127,985
Operating activities
Net cash used in operating activities was $122.2 million in the year ended December 31, 2024 compared to $50.2 million during the year ended December 31, 2023, a increase of $72.0 million. The increase in cash used in operating activities was primarily due to the increase of costs incurred for the commercial launch of Ohtuvayre and the related increase in people-related costs for the field sales team and commercial and corporate support functions as well as spend related to the two Phase 2 studies which were initiated in the third quarter of 2024. Additionally, we made milestone payments of $21.3 million to Ligand. This was partially offset by $17.6 million received from customers related to product sales of Ohtuvayre as well as $8.7 million related to the 2022 R&D tax credit received from HMRC.
Financing activities
The increase in cash provided by financing activities was primarily due to net proceeds received of $163.3 million in the year ended December 31, 2024 from the 2024 Term Loans and the RIPSA partially offset by the repayment of the 2023 Term Loans and debt issuance costs. Additionally, we received $97.5 million in proceeds from “at the market” equity offering program (the “ATM Program”). This was partially offset by the payment of withholding taxes from share-based awards of $15.5 million.
In the year ended December 31, 2023, we received $56.9 million related to ATM Program sales as well as $10.0 million of proceeds from our prior term loan with Oxford Finance Luxembourg S.À R.L.

Liquidity and capital resources
To date, we have financed our operations primarily through the issuances of our equity securities, from borrowings under our term loan facilities and RIPSA, from product sales and from upfront payments received under the Nuance Agreement. See “Significant Agreements” for additional information.
We have incurred recurring losses since inception, including net losses of $173.4 million for the year ended December 31, 2024. In addition, as of December 31, 2024, we had an accumulated deficit of $562.4 million. We expect to incur additional losses and negative cash flows from operations until we reach profitability, if at all, and we may continue to incur significant operating losses for the foreseeable future as we have increased our headcount significantly in 2024 and have increased spending to support our commercial launch of Ohtuvayre. Additionally, we have expanded our research and development efforts, and may continue to advance our clinical development of ensifentrine in other formulations or for other indications, bring on additional assets and development programs, and seek to obtain regulatory approval for and commercialize any related product candidates.
We have no ongoing material financial commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases, our 2024 Term Loans and RIPSA.
2024 Financing and Capital Transactions
•Entered into the 2024 Term Loans and RIPSA and drew an aggregate of $225 million;
•Repaid the 2023 Term Loans of $50 million in full;
•Sold 20,329,832 ordinary shares (equivalent to 2,541,229 ADSs) under the ATM Program, at an average price of approximately $4.92 per share (equivalent to $39.35 per ADS), raising aggregate net proceeds of approximately $97.5 million after deducting issuance costs. As of December 31, 2024, there remained $100.0 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
Our 2024 Term Loan requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2024.
Refer to Note 5 - Debt to our Consolidated Financial Statements and related notes included elsewhere in this Annual Report for additional information regarding the 2024 Term Loans and RIPSA and Note 1 - Organization and Description of Business Operations to our Consolidated Financial Statements for additional information regarding the ATM program.
Funding requirements
We believe that our cash and cash equivalents as of December 31, 2024, our product sales and funding expected to become available under the 2024 Term Loan and RIPSA, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our Consolidated Financial Statements included elsewhere in this Annual Report. Future advances under the 2024 Term Loans and the RIPSA are contingent upon achievement of certain commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions may exceed insured limits.
We may require additional capital for the continued commercial launch of Ohtuvayre or to continue our research and develop additional indications or additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financings, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all.
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
•the cost, progress and results of any clinical trials evaluating ensifentrine for the treatment of bronchiectasis, CF, asthma or other targeted indications, or for other formulations of ensifentrine, including fixed-dose combination products;
•the cost of manufacturing clinical and commercial supplies of the ensifentrine active ingredient and derived formulated drug products and for other formulations of ensifentrine in development;
•the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for ensifentrine in other target indications and of the development of DPI and pMDI formulations of ensifentrine, or fixed-dose combination formulations of ensifentrine for the maintenance treatment of COPD and potentially bronchiectasis, CF, asthma and other respiratory diseases;
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

Recent accounting pronouncements
For a discussion of pending and recently adopted accounting pronouncements, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $399.8 million and $271.8 million, respectively, consisting primarily of money market funds. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the year ended December 31, 2024.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The Company’s expenses in the year ended December 31, 2024 were incurred primarily in U.S. dollars, but also included euros and pound sterling. At December 31, 2024, approximately 4% of cash and cash equivalents and 7% of accounts payable were denominated in foreign currencies. In addition, the R&D tax credit receivable is in pound sterling. Due to the relative magnitude of our foreign currency holdings, a change of 1% in foreign exchange rates would not have a material effect on our business, financial condition or results of operations.
Item 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on December 18, 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report that appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading plans:

Name and Title	Action	Date	End Date	Aggregate Number of ADS to be Sold Pursuant to Trading Arrangement
Vikas Sinha, Non-Executive Director	Adopt	November 6, 2024	December 31, 2025	40,000
Kathleen Rickard, Chief Medical Officer	Adopt	December 11, 2024	December 31, 2025	106,627
David Zaccardelli, President and Chief Executive Officer	Terminate	December 23, 2024	N/A	900,000
Mark Hahn, Chief Financial Officer	Terminate	December 23, 2024	N/A	900,000
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
Insider Trading Compliance Policy
Additionally, our board of directors has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers, employees and other covered persons, governing the purchase, sale, and other dispositions of our securities. We believe our Insider Trading Compliance Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.
The remaining information required by this item will be included in our definitive proxy statement for the 2025 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2025 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2025 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2025 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2025 Annual General Meeting of Shareholders and is incorporated herein by reference to such proxy statement.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report.

			Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed / Furnished Herewith
1.1	Open Market Sale AgreementSM, dated as of March 19, 2021, between Verona Pharma plc and Jefferies LLC, and as amended	S-3ASR	333-270339	1.2	3/7/2023
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
4.1	Deposit Agreement	20-F	001-38067	2.1	2/27/2018
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-38067	2.2	2/27/2018
4.3	Description of Securities					*
10.1	Registration Rights Agreement, dated July 16, 2020, by and among Verona Pharma plc and the investors set forth therein	6-K	001-38067	2	7/22/2020
10.2.1†	Intellectual Property Assignment and Licence Agreement between Vernalis Development Limited and Rhinopharma Limited, as predecessor to Verona Pharma plc, dated February 7, 2005	F-1	333-217124	10.2	4/3/2017
10.2.2	Amendment Agreement by and between Verona Pharma plc and Ligand U.K. Development Limited dated March 23, 2022	8-K	001-38067	10.1	3/30/2022
10.3.1	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#1	20-F	001-38067	4.3.3	2/27/2020
10.3.2	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#2	20-F	001-38067	4.3.4	2/27/2020
10.3.3	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated September 16, 2017#3	20-F	001-38067	4.3.5	2/27/2020
10.3.4	Renewal Agreement to Lease by and between the Verona Pharma Inc. and Regus Management Group LLC dated July 16, 2019	20-F	001-38067	4.3.6	2/27/2020
10.3.5	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated November 9, 2021	10-K	001-38067	10.4.7	3/7/2022
10.3.6	Renewal Agreement to Lease by and between the Verona Pharma plc and Regus Management (U.K.) Limited dated December 7, 2021	10-K	001-38067	10.4.8	3/7/2022
10.3.7	Agreement to Lease by and between Verona Pharma, Inc. and Brier Creek Office #4, LLC dated March 6, 2020	10-K	001-38067	10.4.9	3/7/2022
10.4	Agreement of Sublease, dated August 28, 2023, by and between Verona Pharma, Inc. and insightsoftware, LLC	8-K	001-38067	10.1	9/1/2023
10.5#	EMI Option Scheme	F-1	333-217124	10.4	4/3/2017
10.6#	Unapproved Share Option Scheme, as amended	F-1	333-217124	10.5	4/3/2017
10.7#	Verona Pharma plc Second Amended and Restated 2017 Incentive Award Plan	8-K	001-38067	10.1	5/1/2023
10.8#	Employment Agreement, dated January 28, 2020, between Verona Pharma, Inc. and David Zaccardelli, Pharm. D.	20-F	001-38067	4.7	2/27/2020
10.9#	Employment Agreement, dated December 21, 2019, between Verona Pharma plc and Kathleen Rickard	20-F	001-38067	4.8	3/19/2019
10.10#	Employment Agreement, dated March 1, 2024, between Verona Pharma plc and Andrew Fisher					*
10.11#	Employment Agreement, dated February 1, 2020, between Verona Pharma, Inc. and Mark Hahn	F-1	333-247928	10.12	8/17/2020
10.12#	Form of Indemnification Agreement for board members	F-1/A	333-217124	10.11.1	4/18/2017
10.13#	Form of Indemnification Agreement for executive officers	F-1/A	333-217124	10.11.2	4/18/2017
10.14#	Employee Change in Control Severance Benefit Plan	8-K	001-39067	10.1	8/11/2021
10.15#	Form of Non-Executive Director letter of appointment	10-K	001-38067	10.2	2/25/2021
10.16†	Collaboration and License Agreement, effective as of June 9, 2021, by and between Verona Pharma plc, Nuance Pharma Limited and Nuance (Shanghai) Pharma Co Ltd	10-Q	001-38067	10.1	8/5/2021
10.17†	Commercial Supply Agreement between The Ritedose Corporation and Verona Pharma plc dated December 20, 2023	10-K	001-38067	10.23	2/29/2024
10.18†	Revenue Interest Purchase and Sale Agreement, dated as of May 9, 2024, between Verona Pharma, Inc., Verona Pharma plc and Oaktree Fund Administration, LLC, as the administrative agent and the other purchasers party thereto	10-Q	001-38067	10.1	8/8/2024
10.19†	First Amendment to Revenue Interest Purchase and Sale Agreement, dated as of November 7, 2024 between Verona Pharma, Inc., Verona Pharma plc and Oaktree Fund					*
10.20†	Credit Agreement and Guaranty, dated as of May 9, 2024, by and among Verona Pharma, Inc., as borrower, Verona Pharma plc, as guarantor, Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto	10-Q	001-38067	10.2	5/10/2024
16.1	Letter of PricewaterhouseCoopers LLP, dated December 14, 2023.	8-K	001-38067	16.1	12/18/2023
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Verona Pharma plc	10-K	001-38067	21.1	2/29/2024
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97#	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38067	97	2/29/2024
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: February 27, 2025	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ David Zaccardelli	President and Chief Executive Officer (principal executive officer)	February 27, 2025
David Zaccardelli, Pharm. D.

/s/ Mark W. Hahn	Chief Financial Officer (principal financial and accounting officer)	February 27, 2025
Mark W. Hahn

/s/ David Ebsworth, Ph.D.	Chairperson of the Board of Directors	February 27, 2025
David Ebsworth, Ph.D.

/s/ Christina Ackermann	Director	February 27, 2025
Christina Ackermann

/s/ Michael Austwick	Director	February 27, 2025
Michael Austwick

/s/ James Brady	Director	February 27, 2025
James Brady

/s/ Ken Cunningham, M.D.	Director	February 27, 2025
Ken Cunningham, M.D.

/s/ Lisa Deschamps	Director	February 27, 2025
Lisa Deschamps

/s/ Martin Edwards, M.D.	Director	February 27, 2025
Martin Edwards, M.D.

/s/ Mahendra Shah, Ph.D.	Director	February 27, 2025
Mahendra Shah, Ph.D.

/s/ Vikas Sinha	Director	February 27, 2025
Vikas Sinha

/s/ Anders Ullman, M.D., Ph.D.	Director	February 27, 2025
Anders Ullman, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verona Pharma plc
Opinion on Internal Control Over Financial Reporting
We have audited Verona Pharma plc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verona Pharma plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verona Pharma plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Verona Pharma plc (the Company) as of December 31, 2024, the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Interest Purchase and Sales Agreement

Description of the Matter	As described in Note 5 to the consolidated financial statements, the Company entered into a Revenue Interest Purchase and Sales Agreement (“RIPSA”) with third parties. Under the terms of the RIPSA, the Company received $100 million in exchange for the right to receive royalty payments based on global net sales of the Company’s commercialized drug, Ohtuvayre, and certain proceeds from licensees outside of the US.

Proceeds from the RIPSA are recorded as liabilities (specifically revenue interest purchase security agreement on the consolidated balance sheet) and are amortized using the effective interest rate method over the estimated period the RIPSA will be repaid with the imputed interest recorded as interest expense. The carrying amount of the liability was $106.1 million as of December 31, 2024, and imputed interest expense was $12.7 million for the year ending December 31, 2024. At each reporting period, the Company reassesses the amount and timing of the payments, which are based on future global net sales, and accounts for any changes through an adjustment to the effective interest rate on a prospective basis.

The accounting for the RIPSA was highly judgmental due to the significant estimation required to forecast global net sales. In particular, the forecasted global net sales were sensitive to significant assumptions such as the treatable patient population and rate of adoption and involves significant estimation uncertainty given the limited Ohtuvayre sales data.

How we Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for the RIPSA, including controls over management’s review of the forecasted global net sales and proceeds from licensees.

To evaluate the accounting for the RIPSA, our audit procedures included, among others, assessing management’s forecasted global net sales and other assumptions included in the model. We compared the significant assumptions noted above with current industry, market and economic trends, assessed the accuracy of management’s historical projections of global net sales and performed sensitivity analyses of the significant assumptions to evaluate changes in the RIPSA liability and related interest expense.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Raleigh, North Carolina
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Verona Pharma plc
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Verona Pharma plc and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Reading, United Kingdom
February 29, 2024

We served as the Company's auditor from 2015 to 2024.

Verona Pharma plc
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$399,757	$271,772
Accounts receivable, net	31,496	—
Prepaid expenses	7,573	3,617
Tax incentive receivable	5,762	10,954
Inventory	6,249	—
Other current assets	2,735	3,365
Total current assets	453,572	289,708

Non-current assets:
Furniture and equipment, net	1,105	24
Inventory, long-term	1,972	—
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	2,048	2,847
Total non-current assets	20,670	18,416
Total assets	$474,242	$308,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,266	$3,492
Accrued expenses	16,757	3,585
Royalties payable	1,100	—
Revenue interest purchase and sale agreement	687	—
Current operating lease liabilities	1,120	1,180
Taxes payable	8,889	—
Other current liabilities	2,862	435
Total current liabilities	42,681	8,692

Non-current liabilities:
Term loan	120,341	48,374
Revenue interest purchase and sale agreement	105,420	—
Non-current operating lease liabilities	1,241	1,775
Total non-current liabilities	227,002	50,149
Total liabilities	269,683	58,841

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares: 703,189,462 and 667,659,630 issued, and 677,008,254 and 643,536,094 outstanding, at December 31, 2024 and 2023, respectively	45,021	42,771
Additional paid-in capital	728,199	601,063
Ordinary shares held in treasury	(1,659)	(1,517)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(562,401)	(388,433)
Total shareholders' equity	204,559	249,283
Total liabilities and shareholders' equity	$474,242	$308,124
The accompanying notes are an integral part of these Consolidated Financial Statements.

Verona Pharma plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue:
Product sales, net	$42,261	$—	$—
Other revenue	18	—	458
Total revenue, net	42,279	—	458
Operating expenses:
Cost of sales	2,582	—	346
Research and development	44,574	17,216	49,283
Selling, general and administrative	149,750	50,353	26,579
Total operating expenses	196,906	67,569	76,208
Operating loss	(154,627)	(67,569)	(75,750)
Other income/(expense):
Research and development tax credit	3,600	1,104	9,634
Loss on extinguishment of debt	(3,653)	—	(815)
Interest income	15,262	12,761	2,821
Interest expense	(23,542)	(2,057)	(521)
Foreign exchange (loss)/gain	(169)	1,866	(3,817)
Total other (expense)/income, net	(8,502)	13,674	7,302
Loss before income taxes	(163,129)	(53,895)	(68,448)
Income tax expense	(10,289)	(474)	(253)
Net loss	$(173,418)	$(54,369)	$(68,701)
Loss per ordinary share — basic and diluted	$(0.27)	$(0.09)	$(0.13)

Weighted-average shares outstanding - basic and diluted	652,310,582	634,142,660	529,071,526
The accompanying notes are an integral part of these Consolidated Financial Statements.

Verona Pharma plc
Consolidated Statements of Shareholders’ Equity
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at January 1, 2022	489,177,550	$31,855	$385,070	$(603)	$(4,601)	$(263,716)	$148,005
Net loss	—	—	—	—	—	(68,701)	(68,701)
Issuance of ordinary shares, net of issuance costs	114,080,000	6,918	133,279	—	—	—	140,197
Issuance of common shares under at-the-market sales agreement	80,696	5	62	—	—	—	67
Issuance of ordinary shares to treasury	28,000,000	1,748	—	(1,748)	—	—	—
Restricted share units vested	—	—	—	680	—	(680)	—
Share options exercised	—	—	1,250	122	—	—	1,372
Share-based compensation	—	—	14,121	—	—	—	14,121
Common shares withheld for taxes on vested share awards	—	—	(4,723)	—	—	—	(4,723)
Equity settled share-based compensation reclassified as cash-settled	—	—	128	—	—	—	128
Balance at December 31, 2022	631,338,246	$40,526	$529,187	$(1,549)	$(4,601)	$(333,097)	$230,466
Net loss	—	—	—	—	—	(54,369)	(54,369)
Issuance of common shares under at-the-market sales agreement	20,321,384	1,227	55,682	—	—	—	56,909
Issuance of ordinary shares to treasury	16,000,000	1,018	—	(1,018)	—	—	—
Restricted share units vested	—	—	—	967	—	(967)	—
Share options exercised	—	—	1,866	83	—	—	1,949
Share-based compensation	—	—	19,012	—	—	—	19,012
Common shares withheld for taxes on vested share awards	—	—	(4,389)	—	—	—	(4,389)
Equity settled share-based compensation reclassified as cash-settled	—	—	(295)	—	—	—	(295)
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
Net loss	—	—	—	—	—	(173,418)	(173,418)
Issuance of common shares under at-the-market sales agreement	20,329,832	1,289	96,207	—	—	—	97,496
Issuance of ordinary shares to treasury	15,200,000	961	—	(961)	—	—	—
Restricted share units vested	—	—	—	550	—	(550)	—
Share options exercised	—	—	5,139	269	—	—	5,408
Share-based compensation	—	—	41,244	—	—	—	41,244
Common shares withheld for taxes on vested share awards	—	—	(14,175)	—	—	—	(14,175)
Equity settled share-based compensation reclassified as cash-settled	—	—	(1,279)	—	—	—	(1,279)
Balance at December 31, 2024	703,189,462	$45,021	$728,199	$(1,659)	$(4,601)	$(562,401)	$204,559
The accompanying notes are an integral part of these Consolidated Financial Statements.

Verona Pharma plc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net loss:	$(173,418)	$(54,369)	$(68,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	169	(1,866)	3,817
Amortization of debt issuance costs	1,304	116	80
Accretion of RIPSA	9,404	—	—
Accretion of redemption premium on debt	120	106	108
Loss on extinguishment of debt	3,653	—	815
Share-based compensation	41,244	19,012	14,121
Depreciation	1,058	677	636
Changes in operating assets and liabilities:
Accounts receivable	(31,496)	—	—
Prepaid expenses	(3,956)	(1,118)	1,538
Tax incentive receivable	5,034	(1,104)	3,964
Inventory	(8,221)	—	—
Other current assets	(124)	777	(1,325)
Accounts payable	7,870	486	(7,146)
Accrued expenses	12,821	(10,351)	(8,504)
Royalties payable	1,100	—	—
Operating lease liabilities	(835)	(591)	(597)
Income taxes	9,643	(1,037)	136
Other current liabilities	2,427	(960)	1,196
Net cash used in operating activities	(122,203)	(50,222)	(59,862)
Cash flows from investing activities:
Purchases of furniture and equipment	(580)	—	(29)
Net cash used in investing activities	(580)	—	(29)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	97,496	56,909	149,797
Payment of offering costs in connection with the issuance of ordinary shares	—	—	(9,533)
Proceeds from Term Loans	122,500	9,996	10,000
Proceeds from RIPSA	100,000	—	—
Proceeds from 2023 Term Loan, net of repayment of Oxford Term Loan and debt issuance costs incurred	—	28,712	—
Payment of debt issuance costs	(6,915)	(12)	(245)
Repayment of Term Loans	(52,256)	—	(5,000)
SVB Term Loan repayment costs	—	—	(850)
Payments of withholding taxes from share-based awards	(15,454)	(4,685)	(4,723)
Proceeds from exercise of share options	5,408	1,949	1,372
Net cash provided by financing activities	250,779	92,869	140,818
Effect of exchange rate changes on cash and cash equivalents	(11)	1,298	(1,480)
Net change in cash and cash equivalents	127,985	43,945	79,447
Cash and cash equivalents at beginning of the year	271,772	227,827	148,380
Cash and cash equivalents at end of the year	$399,757	$271,772	$227,827
Supplemental disclosure of cash flow information:
Income taxes paid	$642	$1,245	$120
Interest paid	$10,330	$2,006	$348
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
The Company is a biopharmaceutical company focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. The Company’s American Depositary Shares (“ADSs”) are listed on the Nasdaq Global Market (“Nasdaq”) and trade under the symbol “VRNA”.
On June 26, 2024, the U.S. Food and Drug Administration (“FDA”) approved Ohtuvayre (ensifentrine) for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) in adult patients and the Company launched Ohtuvayre in the U.S. through an exclusive network of accredited specialty pharmacies in August 2024. Ohtuvayre is the Company’s first commercial product and the first inhaled therapy with a novel mechanism of action available for the maintenance treatment of COPD in more than 20 years.
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
Additionally, based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, the Company believes ensifentrine could have the potential to treat patients with non-cystic fibrosis bronchiectasis (“bronchiectasis”). In the third quarter of 2024, the Company commenced a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with bronchiectasis.
Liquidity
The Company has incurred recurring losses and negative cashflows from operations since inception, and has an accumulated deficit of $562.4 million as of December 31, 2024. The Company expects to incur additional losses and negative cash flows from operations until its products reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the Consolidated Financial Statements. Additionally, the Company may enter into out-licensing transactions from time to time but there can be no assurance that the Company can secure such transactions in the future. Accordingly, the Company may need to obtain additional funds to achieve its business objectives including to further advance clinical and regulatory activities. Any such funding will need to be obtained through public or private financings, debt financing, collaboration or licensing arrangements or other arrangements. However, there is no guarantee the Company will be successful in securing additional capital on acceptable terms, or at all.
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
In March 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may sell its ordinary shares in the form of ADSs, from time-to-time, through an “at the market” equity offering program under which Jefferies acts as sales agent (the “ATM Program”). Jefferies is entitled to a commission at a rate of up to 3.0% of the gross proceeds.
During the year ended December 31, 2023, the Company sold 20,321,384 ordinary shares (equivalent to 2,540,173 ADSs) under the ATM Program, at an average price of $2.88 per share (equivalent to $23.08 per ADS), raising aggregate net proceeds of $56.9 million after deducting issuance costs.

Verona Pharma plc
Notes to Consolidated Financial Statements
In March 2023, the Company amended the Sale Agreement and filed a registration statement on Form S-3ASR registering the issuance and sale of up to $200.0 million of ordinary shares in the form of ADSs under the ATM Program.
During the year ended December 31, 2024, the Company sold 20,329,832 ordinary shares (equivalent to 2,541,229 ADSs) under the ATM Program, at an average price of $4.92 per share (equivalent to $39.35 per ADS), raising aggregate net proceeds of $97.5 million after deducting issuance costs. As of December 31, 2024, there remained $100.0 million of ordinary shares, in the form of ADSs, available for sale under the ATM Program.
On May 9, 2024, the Company entered into a term loan facility (the “2024 Term Loans” or “2024 Loan Agreement”) of up to $400.0 million with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent, and certain funds managed by each of Oaktree Capital Management, L.P. and OCM Life Sciences Portfolio LP party thereto (collectively, the “2024 Lenders”). At closing, the Company received net proceeds of $52.8 million and up to four additional advances of an aggregate $345.0 million were available subject to meeting certain commercial milestones and other specified conditions. On June 28, 2024, the Company received net proceeds of $68.6 million related to the second tranche of the 2024 Term Loans, which was available upon FDA approval for Ohtuvayre, as well as proceeds from the $100.0 million first tranche of our revenue interest purchase and sale agreement (the “RIPSA”). Refer to Note 5 - Debt to the Consolidated Financial Statements for additional information regarding the 2024 Term Loans and the RIPSA.

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
Segment reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has determined that the Chief Executive Officer (“CEO”) is the Company’s CODM as the CEO makes decisions as it relates to allocation of resources and key market strategies. The Company has one operating and reportable segment, the development and commercialization of pharmaceutical products. The CODM uses consolidated Net loss to assess financial performance and allocate resources. The significant expenses within Net Loss are separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these Consolidated Financial Statements include, but are not limited to, the accrual and prepayment of research and development expenses, gross-to-net revenue adjustments, amortization and carrying value of the RIPSA, and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known, and actual results could differ from the Company’s estimates.
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
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with original maturities of ninety days or less at acquisition to be cash equivalents. Cash and cash equivalents includes deposits held at call with banks, and in money market funds investing in U.S. and U.K. government debt and liquid securities from highly rated institutions.
Under the RIPSA agreement, the Company is required to maintain 4.5% of cash received from customers in a dedicated account. This balance is included in cash and cash equivalents on the Company's balance sheet. Restricted cash totaled $0.8 million as of December 31, 2024.
Inventory, including Pre-Launch Inventory
The Company values its inventory at the lower of actual cost or net realizable value. The Company determines the cost of its inventory, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Inventory expected to be utilized more than one year from the balance sheet is classified as Inventory, long-term in the Consolidated Balance Sheets.
Prior to obtaining initial regulatory approval for Ohtuvayre, the Company expensed costs relating to production of pre-launch inventory as research and development (“R&D”) expense in its Consolidated Statements of Operations and Comprehensive Loss in the period incurred. Inventory acquired and the related costs after June 26, 2024, the

Verona Pharma plc
Notes to Consolidated Financial Statements
date of the FDA’s approval of Ohtuvayre, are capitalized. Products used in clinical trials are expensed as Research and development expense in the Statements of Operations and Comprehensive Loss.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess or obsolete inventory to its net realizable value in the period in which the impairment is identified through Cost of sales in the Consolidated Statements of Operations and Comprehensive Loss.
Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as Cost of sales in the Consolidated Statements of Operations and Comprehensive Loss. No inventory was written down as a result of excess, obsolescence, scrap, or other reasons during the year ended December 31, 2024. Raw materials and finished goods balances were $0.2 million and $8.0 million respectively as of December 31, 2024 with no such balances as of December 31, 2023.
Equity interest
As part of the Nuance Agreement, the Company received an equity interest in Nuance Biotech, the parent company of Nuance Pharma (see Note 6 - Significant Agreements to the Consolidated Financial Statements). As Nuance Biotech’s securities are not publicly traded, the equity interest’s fair value is not readily determinable. The Company therefore follows guidance from ASC 321-10-35-2 and uses the fair value measurement alternative and measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Nuance Biotech's stock, subject to impairment. The valuation will be adjusted for any observable price changes in orderly transactions for an identical or similar investment in Nuance Biotech, or if there is an indicator of impairment.
Furniture and equipment, net
Furniture and equipment comprise office furniture, computer equipment, leasehold improvements and manufacturing equipment and are stated at cost less accumulated depreciation. Depreciation on furniture and equipment is calculated on a straight-line basis over the expected useful economic lives, generally two to five years. Depreciation on leasehold improvements is over the lesser of the economic life of the asset or the term of the lease.
Substantially all of the Company’s furniture and equipment is located in the United States.
Goodwill
Goodwill consists of goodwill related to the acquisition of Rhinopharma. Goodwill is periodically tested for impairment.
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
Debt issuance costs relating to the Company’s term debt are recorded in Term loan on the Consolidated Balance Sheets as a direct reduction of the carrying amount of the related debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt.

Verona Pharma plc
Notes to Consolidated Financial Statements
Revenue Interest Purchase and Sale Agreement
The RIPSA is eligible to be repaid based on royalties from net sales of Ohtuvayre and any other future products. Interest expense is calculated using the effective interest method over the estimated period the related liability will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of the RIPSA and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of the liability, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability, which would signify a repayment of the liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within Current liabilities on the Company’s Consolidated Balance Sheets.
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
Product Sales, Net
The Company’s revenue from net product sales was generated in the U.S. following the FDA’s approval for marketing of Ohtuvayre for the treatment of COPD in June 2024. The Company sells Ohtuvayre principally through arrangements with specialty pharmacies (“SPs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which occurs upon delivery to the customers.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2024 the Company relied on four specialty pharmacies to purchase and supply Ohtuvayre to patients. These four specialty pharmacies accounted for 100% of all Ohtuvayre net product sales in the year ended December 31, 2024 and accounted for all of the Company's outstanding accounts receivable from product sales as of December 31, 2024. The Company’s four specialty pharmacy customers accounted for 41%, 33%, 14%, and 12% of product sales, net for the year ended December 31, 2024. The loss, or a significant change in the buying patterns of any one of these specialty pharmacies could negatively impact net sales of Ohtuvayre.
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
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries, share-based compensation and benefits of employees, and other costs related to the Company’s R&D activities, including but not limited to pre-approval manufacturing costs and contracts with clinical research organizations and contract manufacturers. The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its Consolidated Financial Statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trials and other development activities. Judgment is applied in determining assumptions related to patient progression and the timing of various aspects of the trial used to measure progress. The Company determines prepaid and accrual estimates through discussions with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. During the course of a

Verona Pharma plc
Notes to Consolidated Financial Statements
clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its Consolidated Financial Statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of study recruitment from contract research organizations and activities carried out by other third-party vendors as well as the timely processing of any change orders from the contract research organizations.
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
Other income - United Kingdom R&D tax credits
Research and development tax credit relates to R&D tax credits receivable in the U.K. As a company that carries out extensive research and development activities, the Company is subject to the U.K. R&D Small and Medium Enterprise Program (for accounting periods commencing on or after April 1, 2024, this program has been merged with the R&D expenditure credit scheme) (the “R&D Program”). Qualifying expenditures largely comprise of staff costs for research staff, consumables, a proportion of relevant and permitted sub-contract costs incurred as part of research projects which are undertaken for its own accounts.
The R&D tax credits related to the R&D Program are received as cash and are recorded as other income, as they are akin to grant income, in the Consolidated Statements of Operations and Comprehensive Loss.
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
Reporting and functional currencies

Verona Pharma plc
Notes to Consolidated Financial Statements
The Consolidated Financial Statements are reported in U.S. dollars, which is also the functional currency of the Company’s subsidiary. Transactions in foreign currencies are remeasured into the Company’s functional currency at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are remeasured into our functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain/(loss) in our Consolidated Statements of Operations and Comprehensive Loss.
Treasury shares
In the year ended December 31, 2020, the Company incorporated a trust to facilitate the acquisition of shares, by or for the benefit of employees and former employees. In the years ended December 31, 2024 and December 31, 2023 the Company issued 15.2 million ordinary shares (equivalent to 1.9 million ADSs) and 16.0 million (equivalent to 2.0 million ADSs), respectively, to the trust to cover expected shares issued upon the vesting of share awards to employees.
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
Fair value of financial instruments
U.S. GAAP defines fair value and requires companies to establish a framework for measuring fair value and disclosure about fair value measurements using a three-tier approach. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Our financial instruments include cash equivalents, equity interest, other assets, accounts payable, accrued expenses, other liabilities, term loans, and RIPSA. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Refer to Note 5 - Debt to the Consolidated Financial Statements for fair value of term loans and RIPSA. The carrying amounts of the other instruments are considered to be representative of their fair values because of their short-term nature.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
Recently adopted accounting standards
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2023 and interim periods beginning on December 15, 2024, and should be applied on a retrospective basis for all periods presented. This ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
Recently issued accounting standards not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will have no impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. The Company is currently evaluating the impact to its income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03: Disaggregation of Income Statement Expenses ("DISE"). The ASU requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the extent of the impact of this ASU on disclosures in our Consolidated Financial Statements.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 3 - Property leases
The Company’s Right-of-use assets (“ROU”) relate to rented office space in London, Georgia and North Carolina with leases ending in 2026, 2025 and 2027, respectively.
In the year ended December 31, 2024, the Company extended its existing London lease. As a result of this agreement, the Company recognized a lease liability and a corresponding ROU asset of $0.4 million.
In the year ended December 31, 2023, the Company entered into a lease arrangement in North Carolina for office space and extended its existing London lease. As a result of these two agreements, the Company recognized a lease liability and a corresponding ROU asset of $2.7 million.
To calculate lease liabilities the Company used a weighted average discount rate of 11% for the years ended December 31, 2024 and December 31, 2023. The weighted average remaining lease term as of December 31, 2024 and December 31, 2023 was 2.5 years and 3.3 years, respectively.
Minimum annual payments over the remaining lease periods as of December 31, 2024 are as follows (in thousands):

2025	$1,113
2026	841
2027	782
Total minimum future lease payments	$2,736
Less: imputed interest	(375)
Total operating lease liabilities	$2,361
The total operating lease expense included in selling, general and administrative costs was $1.3 million for the year ended December 31, 2024.
Note 4 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Rebates and other sales deductions	$6,178	$—
Clinical trial and other development costs	4,006	752
People related costs	2,931	794
Professional fees and general corporate costs	3,642	2,039
Total accrued expenses	$16,757	$3,585
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

Verona Pharma plc
Notes to Consolidated Financial Statements
2023 Term Loan
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
2024 Term Loans
On May 9, 2024 (the “2024 Effective Date”), Verona Pharma, Inc. (the “Borrower”) entered into the 2024 Term Loans which consist of up to $400.0 million, consisting of a term loan advance in an aggregate amount of $55.0 million funded on the 2024 Effective Date (the “Tranche A Term Loan”) and four additional term loan advances subject to certain terms and conditions, as discussed below, in the amounts of $70.0 million (the “Tranche B Term Loan”), $75.0 million (the “Tranche C Term Loan”), $100.0 million (the “Tranche D Term Loan”) and $100.0 million (the “Tranche E Term Loan”) with each tranche issued subject to an original issue discount of 2.0%. The 2024 Loan Agreement was entered into with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent (in such capacity, the “Agent”), and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively, the “2024 Lenders”). The net proceeds of the 2024 Term Loans will be used for general corporate and working capital purposes and a portion of the proceeds from the Tranche A Term Loan was used by the Borrower on the 2024 Effective Date to repay, in full, the existing outstanding indebtedness owed under the 2023 Term Loan.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
As of December 31, 2024 the interest rate was approximately 13% per annum and there was no material difference between the carrying value and the estimated fair value of the 2024 Term Loan.
The $125.0 million outstanding under the 2024 Term Loan is due in 2029.
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

Verona Pharma plc
Notes to Consolidated Financial Statements
On June 28, 2024, the Company received the Tranche A Purchase Price of $100.0 million.
As of December 31, 2024, the effective interest rate was approximately 25% per annum and there was no material difference between the carrying value and the estimated fair value of the RIPSA. The amount due under the RIPSA at December 31, 2024 relating to the net sales in the fourth quarter of 2024 was $2.4 million which is included in Other current liabilities on the Consolidated Balance Sheets.
The following table summarizes the RIPSA activity during the year ended December 31, 2024 (in thousands):

RIPSA proceeds, gross	$100,000
Initial issuance costs, recorded as a discount	(3,770)
Interest expense recognized	12,625
RIPSA payments	(366)
RIPSA payable on fourth quarter net sales	(2,382)
RIPSA balance at December 31, 2024	$106,107

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
The Company was obligated to pay a milestone payment of £5.0 million upon obtaining the first approval of any regulatory authority for the commercialization of a Ligand Licensed Product, as well as low single digit royalties based on the future sales performance of all Ligand Licensed Products and a portion equal to a mid-twenty percent of any consideration received from any sub-licensees for the Ligand Patents and for Ligand know-how. Royalties payable are based on the future sales performance so the amount payable is unlimited.
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
Due to the FDA approval of Ohtuvayre on June 26, 2024, the Company has recognized the following in the year ended December 31, 2024:
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

Verona Pharma plc
Notes to Consolidated Financial Statements
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
As of December 31, 2024, the $15.0 million equity interest was recorded as Equity interest on the Consolidated Balance Sheets. The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2024.
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
On April 13, 2022, the Company formalized the Agreement for the Manufacture and Clinical Supply of ensifentrine (“Nuance Clinical Supply Agreement”) with Nuance Pharma. The Company determined that the manufacturing and supply of ensifentrine to Nuance represents a distinct and separate performance obligation, for which consideration to be received is variable based on the quantities to be ordered by Nuance. Revenue earned with the manufacture and supply of the licensed product is, and will be, recognized as the supply is delivered to Nuance. The Company has determined it is acting as principal in relation to the manufacture and supply under the Agreement. In its capacity as principal, the Company will recognize the associated revenue on a gross basis. In the year ended December 31, 2022, the Company recognized $0.5 million of revenue in relation to the clinical supply of ensifentrine to Nuance Pharma.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 7 - Share-based compensation
The Company operates various share based incentive plans for its staff and issues ordinary shares or ADSs when share-based awards are exercised.
The Company records share-based compensation expense related to share options, RSUs and PRSUs granted to employees and directors. The expense is included in Cost of sales, Research and development and Selling, general and administrative costs, based on the nature of individual employees’ functions, and represents the relevant year's allocation of the expense. The costs of share-based compensation to employees are recognized in the Consolidated Statements of Operations and Comprehensive Loss, together with a corresponding increase in equity over the vesting period.
Options are issued with an exercise price of the closing market price on the day before the grant and generally vest over a period of one to four years and the contractual life of all options is ten years.
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	December 31,
	2024	2023	2022
Capitalized to inventory	$333	$—	$—
Research and development	7,291	4,228	5,420
Selling, general and administrative	33,620	14,784	8,701
Total share-based compensation	$41,244	$19,012	$14,121
Pre-IPO Option Plan
The Pre-IPO Option Plan was adopted by our board of directors on July 24, 2012. The total number of shares that may be issued under this plan is the current number of outstanding options over 1,110,000 ordinary shares, or 138,750 ADSs.
No further awards have been granted under the Pre-IPO Other Plan plan since the 2017 Incentive Award Plan was adopted, and no further awards will be granted under it.
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
The following table shows share option activity and includes the options outstanding from the plans:

	Number of share options	Weighted average exercise price (1)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	24,689,624	$1.56	7.4	$24,022
Granted	13,416,000	2.32
Forfeited	(848,632)	2.56
Expired	(160,000)	2.94
Exercised	(4,223,600)	1.28
Outstanding at December 31, 2024	32,873,392	$1.88	7.7	$129,164
Exercisable at December 31, 2024	14,036,712	$1.53	6.1	$60,058
(1) The exercise prices relate to the equivalent price for an ordinary share, calculated as one eighth of the ADS price.
The following summarizes the aggregate intrinsic value and cash receipts related to stock option exercise activity for the years ended December 31 (in thousands):

	2024	2023	2022
Aggregate intrinsic value of stock options exercised	$7,995	$1,861	$2,413
Cash receipts from stock options exercised	$5,408	$1,949	$1,372
Determining the fair value of share options
The total fair values of the options, estimated using the Black-Scholes option-pricing model for equity-settled compensation, amounted to $22.5 million for options granted in the year ended December 31, 2024 and $13.2 million for instruments granted in the year ended December 31, 2023. The cost is amortized over the vesting period of the options on a straight-line basis using the graded-vesting method.
The following assumptions were used for the Black-Scholes valuation of share options granted in 2024, 2023, and 2022:
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
Risk-free interest rate
The risk-free interest rate has been based on U.K. Government debt yield for the relevant term at the time of grant up until October 20, 2020 when the company delisted from AIM. After this, appropriate U.S. Treasury yield rates were used.
Expected term
As the Company does not have sufficient history to estimate its expected term, the Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110. The expected term, calculated under the simplified method, is applied to all stock options which have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Verona Pharma plc
Notes to Consolidated Financial Statements
Expected dividend
There are no expected dividends.
A summary of the weighted-average assumptions applicable to the share options granted in the applicable years is as follows:

December 31,
	2024	2023	2022
Risk-free interest rate	3.50% - 4.60%	3.40% - 4.69%	2.09% - 4.20%
Expected lives, years	5-7	5-7	5-7
Expected volatility	79.31% - 84.68%	80.64% - 87.26%	82.50% - 84.27%
Expected dividend yield	—%	—%	—%
Grant date fair value (per share)	$1.08 - $3.70	$1.69 - $3.27	$0.34 - $1.33
Restricted stock units activity
The following table shows RSU activity:

	Number of RSUs	Weighted average grant date fair value
Outstanding at January 1, 2024	19,502,624	$1.14
Granted	6,709,896	4.21
Forfeited	(1,261,048)	1.29
Vested	(10,121,360)	1.06
Outstanding at December 31, 2024	14,830,112	$2.57
The intrinsic value of RSUs that vested in the years ended December 31, 2024, 2023 and 2022, was $26.8 million, $41.5 million and $14.3 million, respectively.
Performance Restricted Stock Units (“PRSUs”)
The following table shows PRSU activity:

	Number of PRSUs	Weighted average grant date fair value
Outstanding at January 1, 2024	10,730,144	$1.66
Granted	25,162,130	4.91
Forfeited	(931,084)	1.74
Vested	(4,399,216)	1.66
Outstanding at December 31, 2024	30,561,974	$4.33
The intrinsic value of PRSUs that vested in the year ended December 31, 2024 was $12.9 million, with no PRSUs vested in 2023 or 2022.
As of December 31, 2024, total compensation cost related to share options, RSUs and PRSUs granted but not yet recognized was $141.9 million. This cost will be amortized to expense over a weighted average remaining period of approximately 1 year and will be adjusted for subsequent forfeitures.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 8 - Benefit plans
The Company maintains a 401(k) defined contribution retirement plan in the U.S. and a defined contribution plan in the U.K. for its employees and executive directors. The assets of the plans are held separately from those of the Company in independently administered funds.
The retirement plan cost represents the contributions payable by the Company to the plans during the year. Defined contribution costs during the years ended December 31, 2024, 2023 and 2022 amounted to $1.2 million, $0.6 million and $0.3 million respectively.
Note 9 - Taxation
Verona Pharma plc operates in the United Kingdom and Verona Pharma, Inc. operates in the United States and they are subject to income taxes in those countries. For the year ended December 31, 2024 the U.K. corporation tax is charged at 25.0% and the U.S. federal corporate income tax rate is 21%.
The components of (loss)/profit before income taxes are as follows (in thousands):

	December 31,
	2024	2023	2022
United States	$(107,460)	$7,429	$3,868
United Kingdom	(55,669)	(61,324)	(72,316)
Total	$(163,129)	$(53,895)	$(68,448)
The components of income tax expense are as follows (in thousands):

	December 31,
	2024	2023	2022
United States	$10,289	$474	$253
United Kingdom	—	—	—
Total current tax expense	$10,289	$474	$253

United States	$—	$—	$—
United Kingdom	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$10,289	$474	$253
A reconciliation of the U.K. statutory income tax rate to our effective income tax rate is as follows:

	December 31,
	2024	2023	2022
U.K. tax rate	25.0%	23.5%	19.0%
U.S. federal rate differential	(2.6)%	—%	—%
Non-deductible expenses	(3.5)%	(8.0)%	(1.8)%
Research and development incentive	(2.6)%	(4.1)%	(8.0)%
Share-based compensation	1.0%	5.4%	2.1%
Change in deferred tax valuation allowance	(22.5)%	(18.1)%	(11.6)%
Other differences	(1.1)%	0.4%	(0.1)%
Effective income tax rate	(6.3)%	(0.9)%	(0.4)%

Verona Pharma plc
Notes to Consolidated Financial Statements
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax liabilities:
Contingent liability (1)	$(81,513)	$(53,851)
Other	(694)	—
Total deferred tax liabilities	(82,207)	(53,851)

Deferred tax assets:
Net operating losses	65,265	54,012
Intangible asset (1)	74,406	47,793
RIPSA	28,441	—
Future exercisable shares	9,258	7,548
Other	3,359	21
Total deferred tax assets	180,729	109,374
Less: valuation allowance	(98,522)	(55,523)
Deferred tax assets, net of valuation allowance	$—	$—

Movements in the deferred tax valuation allowance

Valuation allowance at January 1	$55,523	$48,476
Change in tax rates	419	(851)
Increase in valuation allowance	42,580	7,898
Valuation allowance at December 31	$98,522	$55,523
(1) These relate to the difference in the tax base of the Ligand intangible asset and assumed contingent liability and the financial reporting base, which is nil under U.S. GAAP.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024.
Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The Company has determined that the reversal of future taxable temporary differences corresponding to our DTLs will not provide a sufficient source of income for realization of our DTAs.
On the basis of this evaluation, as of December 31, 2024, a valuation allowance has been recorded against the entire value of our DTAs.
At December 31, 2024, the Company had U.K. net operating losses (“NOLs”) of $261.1 million. The NOLs can be carried forward indefinitely to be offset against future taxable profits, but this is restricted to an annual £5 million allowance after which there will be a 50% restriction in the profits that can be covered by losses brought forward.
The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2023. The tax years that remain subject to examination are 2021 forward in the U.S. and 2022 forward in the U.K. No interest or penalties were recognized in the Consolidated Statements of Operations and Comprehensive Loss or Consolidated Balance Sheets. As of December 31, 2024 the Company has no uncertain tax positions.

Verona Pharma plc
Notes to Consolidated Financial Statements
Note 10 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent eight ordinary shares. The following table shows the computation of basic and diluted earnings per share for 2024, 2023 and 2022 (in thousands, except per share amounts):

	December 31,
	2024	2023	2022
Numerator:
Net loss	$(173,418)	$(54,369)	$(68,701)
Denominator:
Weighted-average shares outstanding - basic and diluted	652,311	634,143	529,072
Net loss per share - basic and diluted	$(0.27)	$(0.09)	$(0.13)
During the years ended December 31, 2024, 2023 and 2022, outstanding share options, RSUs and PRSUs of 78.3 million, 54.9 million and 53.8 million, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.
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
Note 12 - Related party transactions and other shareholder matters
In the years ended December 31, 2024, 2023 and 2022 there were no related party transactions.