Form 10-Q
period 2025-03-31
Verona Pharma plc
filed 2025-04-29
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2025, the registrant had 681,056,022 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 85,132,003 American Depositary Shares, each representing eight (8) ordinary shares.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$401,415	$399,757
Accounts receivable, net	62,159	31,496
Prepaid expenses	11,317	7,573
Tax incentive receivable	5,935	5,762
Inventory	7,244	6,249
Other current assets	12,955	2,735
Total current assets	501,025	453,572

Non-current assets:
Furniture and equipment, net	1,048	1,105
Inventory, long-term	6,508	1,972
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	1,810	2,048
Total non-current assets	24,911	20,670
Total assets	$525,936	$474,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,077	$11,266
Accrued expenses	32,335	16,757
Royalties payable	4,487	1,100
Revenue interest purchase security agreement	—	687
Current operating lease liabilities	1,078	1,120
Taxes payable	8,889	8,889
Other current liabilities	678	2,862
Total current liabilities	56,544	42,681

Non-current liabilities:
Term loan	241,742	120,341
Revenue interest purchase security agreement	—	105,420
Non-current operating lease liabilities	1,055	1,241
Total non-current liabilities	242,797	227,002
Total liabilities	299,341	269,683

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 703,189,462 and 703,189,462 issued, and 681,056,022 and 677,008,254 outstanding, at March 31, 2025 and December 31, 2024, respectively	45,021	45,021
Additional paid-in capital	766,369	728,199
Ordinary shares held in treasury	(1,402)	(1,659)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(578,792)	(562,401)
Total shareholders' equity	226,595	204,559
Total liabilities and shareholders' equity	$525,936	$474,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenue:
Product sales, net	$71,256	$—
Other revenue	5,000	—
Total revenue, net	76,256	—
Operating expenses:
Cost of sales	3,407	—
Research and development	14,054	6,764
Selling, general and administrative	69,112	20,434
Total operating expenses	86,573	27,198
Operating loss	(10,317)	(27,198)
Other income/(expense):
Research and development tax credit	—	585
Loss on extinguishment of debt	(407)	—
Interest income	3,891	3,378
Interest expense	(10,195)	(1,586)
Foreign exchange gain/(loss)	470	(219)
Total other (expense)/income, net	(6,241)	2,158
Loss before income taxes	(16,558)	(25,040)
Income tax benefit/(expense)	239	(754)
Net loss	$(16,319)	$(25,794)
Loss per ordinary share - basic and diluted	$(0.02)	$(0.04)

Weighted-average shares outstanding - basic and diluted	679,405	645,701
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2024	703,189,462	$45,021	$728,199	$(1,659)	$(4,601)	$(562,401)	$204,559
Net loss	—	—	—	—	—	(16,319)	(16,319)
Restricted share units vested	—	—	—	72	—	(72)	—
Share options exercised	—	—	4,980	185	—	—	5,165
Common shares withheld for taxes on vested stock awards	—	—	(4,287)	—	—	—	(4,287)
Share-based compensation	—	—	37,477	—	—	—	37,477
Balance at March 31, 2025	703,189,462	$45,021	$766,369	$(1,402)	$(4,601)	$(578,792)	$226,595
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
Net loss	—	—	—	—	—	(25,794)	(25,794)
Restricted share units vested	—	—	—	170	—	(170)	—
Share options exercised	—	—	751	65	—	—	816
Common shares withheld for taxes on vested stock awards	—	—	(3,338)	—	—	—	(3,338)
Equity settled share-based compensation reclassified as cash-settled	—	—	(237)	—	—	—	(237)
Share-based compensation	—	—	4,258	—	—	—	4,258
Balance at March 31, 2024	667,659,630	$42,771	$602,497	$(1,282)	$(4,601)	$(414,397)	$224,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss:	$(16,319)	$(25,794)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(470)	219
Amortization of debt issuance costs	654	82
Accretion of RIPSA	1,654	—
Accretion of redemption premium on debt	—	90
Loss on extinguishment of debt	407	—
Share-based compensation	37,477	4,258
Depreciation	295	263
Changes in operating assets and liabilities:
Accounts receivable	(30,663)	—
Prepaid expenses	(3,744)	(5)
Tax incentive receivable	—	(585)
Inventory	(5,531)	—
Other current assets	(9,980)	942
Accounts payable	(2,189)	1,255
Accrued expenses	16,113	4,762
Royalties payable	3,387	—
Operating lease liabilities	(228)	(152)
Income taxes	(240)	754
Other current liabilities	(2,184)	301
Net cash used in operating activities	(11,561)	(13,610)
Cash flows from investing activities:
Purchases of furniture and equipment	(535)	(16)
Net cash used in investing activities	(535)	(16)
Cash flows from financing activities:
Proceeds from Term Loans	122,500	—
Payment of debt issuance costs	—	(364)
Repurchase of RIPSA	(109,921)	—
Payments of withholding taxes from share-based awards	(4,287)	(3,575)
Proceeds from exercise of share options	5,165	816
Net cash provided by/(used in) financing activities	13,457	(3,123)
Effect of exchange rate changes on cash and cash equivalents	297	(141)
Net change in cash and cash equivalents	1,658	(16,890)
Cash and cash equivalents at beginning of the period	399,757	271,772
Cash and cash equivalents at end of the period	$401,415	$254,882
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$10,151	$933
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
Verona is commercializing Ohtuvayre for the maintenance treatment of COPD in the U.S. Outside the U.S., the Company continues to progress the regulatory activities for the potential marketing authorization application submissions for Ohtuvayre for the maintenance treatment of COPD in the European Union (“EU”) and in the UK.
Verona intends to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. To that end, the Company has entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine, including Ohtuvayre, in Greater China. In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in September 2024, Nuance Pharma completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China and results are expected in the second quarter of 2025.
Pipeline
The Company plans to start a dose-ranging Phase 2b trial to assess the safety and efficacy of a fixed-dose nebulized combination of ensifentrine with glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), for the maintenance treatment of patients with COPD in the second half of 2025. The Company has successfully completed a dose-ranging Phase 2 trial with glycopyrrolate to support this program.
Additionally, based on the clinical results of ensifentrine observed in patients with COPD, including improvements in lung function and symptoms of cough and sputum, the Company believes ensifentrine could potentially be an effective treatment for non-cystic fibrosis bronchiectasis (“bronchiectasis”). In the third quarter of 2024, the Company commenced a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with bronchiectasis.
Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception, and has an accumulated deficit of $578.8 million as of March 31, 2025. The Company may incur additional losses and negative cash flows from operations until its products reach commercial profitability, if at all.
The Company expects that its cash and cash equivalents as of March 31, 2025, its anticipated product sales and funding expected to become available under the Term Loans (as defined in Note 7) will enable the Company to fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed on February 27, 2025 (the “2024 Form 10-K”). The Consolidated Balance Sheet as of December 31, 2024, was derived from audited consolidated financial statements included in the 2024 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.
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
Concentration of risk
For the three months ended March 31, 2025 the Company relied on five specialty pharmacies to purchase and supply Ohtuvayre to patients. These five specialty pharmacies accounted for 100% of all Ohtuvayre net product sales in the three months ended March 31, 2025 and accounted for all of the Company's outstanding accounts receivable from product sales as of March 31, 2025. The Company’s five specialty pharmacy customers accounted for 49%, 26%, 9%, 15% and 2% of product sales, net for the three months ended March 31, 2025. The loss, or a significant change in the buying patterns of any one of these specialty pharmacies could negatively impact net sales of Ohtuvayre.
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
Note 3 - Inventory
The classes of inventory as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,823	$228
Finished goods	11,929	7,993
Inventory	$13,752	$8,221
No inventory was written down as a result of excess, obsolescence, scrap, or other reasons during the three months ended March 31, 2025.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Equity interest
The Company entered into a collaboration and license agreement (the “Nuance Agreement”) with Nuance Pharma effective June 9, 2021 (the “Effective Date”), under which the Company granted Nuance Pharma the exclusive rights to develop and commercialize ensifentrine in Greater China (China, Taiwan, Hong Kong and Macau). In return, the Company received an unconditional right to consideration aggregating $40.0 million consisting of $25.0 million in cash and an equity interest, valued at $15.0 million as of the Effective Date, in Nuance Biotech, the parent company of Nuance Pharma.
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three months ended March 31, 2025.
In March 2025, Nuance Pharma completed the last treatment of the last patient under the Phase 3 Clinical Study of ensifentrine at which point the Company was due $5.0 million as a development milestone under the Nuance Agreement. This amount is due within 30 days and is included within Other current assets on the Condensed Consolidated Condensed Balance Sheets and as Other revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Note 5 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Rebates and other sales deductions	$13,250	$6,178
VAT due to Ligand	4,916	—
Clinical trial and other development costs	3,773	4,006
Professional fees and general corporate costs	6,243	3,642
People related costs	4,153	2,931
Total accrued expenses	$32,335	$16,757
Note 6 - Ligand license agreement obligations
In 2006, the Company acquired Rhinopharma and assumed contingent liabilities owed to Ligand UK Development Limited (“Ligand”) (formerly Vernalis Development Limited). The Company refers to the assignment and license agreement as the Ligand Agreement.
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
The Company is also obligated to pay Ligand 25% of any milestones received and, due to the milestone payment from Nuance Pharma discussed in Note 4 - Equity Interest above, has recorded $1.3 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 - Debt
Term Loans
On May 9, 2024 (the “2024 Effective Date”), Verona Pharma, Inc. (the “Borrower”) entered into a term loan facility of up to $400.0 million (the “2024 Term Loans” or “2024 Loan Agreement”), consisting of a term loan advance in an aggregate amount of $55.0 million funded on the 2024 Effective Date (the “Tranche A Term Loan”) and four additional term loan advances subject to certain terms and conditions, as discussed below, in the amounts of $70.0 million (the “Tranche B Term Loan”), $75.0 million (the “Tranche C Term Loan”), $100.0 million (the “Tranche D Term Loan”) and $100.0 million (the “Tranche E Term Loan”) with each tranche issued subject to an original issue discount of 2.0%. The 2024 Loan Agreement was entered into with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent (in such capacity, the “Agent”), and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively, the “2024 Lenders”). The net proceeds of the 2024 Term Loans will be used for general corporate and working capital purposes and a portion of the proceeds from the Tranche A Term Loan was used by the Borrower on the 2024 Effective Date to repay, in full, the existing outstanding indebtedness owed under the term loan facility entered into in 2023 (the “2023 Term Loan”).
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On March 27, 2025 (the “First Amendment Effective Date”), Verona Pharma Inc. entered into the first amendment (the “First Amendment”) to the 2024 Loan Agreement (the 2024 Term Loan Agreement as amended by the First Amendment, the “Term Loan Agreement” and the term loans borrowed thereunder, the “Term Loans”). The First Amendment provides for, among other things: (i) an increase to the commitments under the Tranche C Term Loan from $75.0 million to $125.0 million, which was drawn on the First Amendment Effective Date, (ii) a decrease in the interest rate applicable to all term loans borrowed under the Term Loan Agreement from 11.0% to 9.7% per annum, with a further step down to 9.35% per annum after the Company has met certain Net Sales (as defined in the Term Loan Agreement) milestones (and such step down to apply commencing the first day of the applicable fiscal quarter in which the Borrower certifies such condition has been met), and (iii) a $75.0 million basket for a future working capital facility, subject to certain terms and conditions.
As of March 31, 2025, the effective interest rate was approximately 11% per annum and there was no material difference between the carrying value and the estimated fair value of the Term Loans.
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
On June 28, 2024, the Company received the Tranche A Purchase Price of $100.0 million. On March 25, 2025, the Company exercised its buy-out option under the RIPSA and repurchased the Tranche A obligation with reduced repayment fees.
The Company accounted for the exercise of the buy-out option of the RIPSA Agreement and the First Amendment as a debt modification for the existing lenders who participated in both agreements by performing an analysis on a lender by lender basis under ASC 470-50 Debt modifications and exchanges.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended March 31,
	2025	2024
Capitalized to inventory	$639	$—
Research and development	6,479	1,016
Selling, general and administrative	30,359	3,242
Total	$37,477	$4,258
The following tables show the activity of each type of share-based compensation and are presented in ordinary shares. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares.
Share options activity

Number of share options outstanding
Balance as of December 31, 2024	32,873,392
Granted	1,269,600
Forfeited	(343,280)
Exercised	(2,885,032)
Balance as of March 31, 2025	30,914,680
Restricted stock units (“RSU”) activity

Number of RSUs outstanding
Balance as of December 31, 2024	14,830,112
Forfeited	(84,152)
Vested	(984,416)
Balance as of March 31, 2025	13,761,544
Performance restricted stock units (“PRSU”) activity
PRSUs will begin to vest upon achievement of certain performance conditions and are subject to continued service. The fair value of PRSUs will be recognized over the remaining service period using the graded-vesting method once the performance conditions are determined to be probable of occurring. The total compensation cost not yet recognized as of March 31, 2025 related to PRSUs was $90.6 million, which will be recognized over a weighted-average period of approximately one year.
A summary of the Company’s PRSU activity for the period ended March 31, 2025 is as follows:

Number of PRSUs outstanding
Balance as of December 31, 2024	30,561,974
Forfeited	(307,482)
Vested	(776,936)
Balance as of March 31, 2025	29,477,556

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands except per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(16,319)	$(25,794)
Denominator:
Weighted-average shares outstanding - basic and diluted	679,405	645,701
Net loss per share - basic and diluted	$(0.02)	$(0.04)
During the three months ended March 31, 2025 and 2024, outstanding share options, RSUs and PRSUs over 74.2 million and 51.9 million ordinary shares, respectively, were not included in the computation of diluted earnings per ordinary share, because to do so would be antidilutive.

Item 2.    Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025 (the “2024 Form 10-K”).
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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the commercialization of Ohtuvayre, the development of our product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials, including our recently initiated Phase 2 clinical trials, the timing and availability of data from Nuance Pharma’s Phase 3 clinical trial, potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, milestone payments, capital requirements, debt service obligations and our need for additional financing, the funding we expect to become available under our various financing agreements and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our management’s current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors including, but not limited to, those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors”. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.
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
We are commercializing Ohtuvayre for the maintenance treatment of COPD in the U.S. Outside the U.S., the Company continues to progress the regulatory activities for the potential marketing authorization application submissions for Ohtuvayre for the maintenance treatment of COPD in the European Union (“EU”) and in the UK.
We intend to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. To that end, we have entered into a strategic collaboration (the “Nuance Agreement”) with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine, including Ohtuvayre, in Greater China. In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in September 2024, Nuance Pharma completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China and results are expected in the second quarter of 2025.
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
In addition, we plan to start a dose-ranging Phase 2b trial to assess the safety and efficacy of a fixed-dose nebulized combination of ensifentrine with glycopyrrolate, a Long-Acting Muscarinic Antagonist (“LAMA”), for the maintenance treatment of patients with COPD in the second half of 2025. We have successfully completed a dose-ranging Phase 2 trial with glycopyrrolate to support this program.
We are also enrolling subjects into a Phase 2 trial to assess the efficacy and safety of nebulized ensifentrine in patients with non-cystic fibrosis bronchiectasis (“bronchiectasis”).
We have incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $578.8 million as of March 31, 2025. We expect to incur additional losses and negative cash flows from operations until our product or product candidates potentially reach commercial profitability, if at all.
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
We believe that our cash and cash equivalents as of March 31, 2025, our anticipated product sales and funding expected to become available under the Term Loans will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. The remaining advances under the Term Loans are contingent upon the achievement of commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan (as defined in the Term Loans) under the Term Loans, at the sole discretion of the lenders thereto.

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
We are developing a fixed-dose combination formulation with ensifentrine and glycopyrrolate, a LAMA, for the maintenance treatment of patients with COPD via delivery in a nebulizer. We have filed patent applications in multiple jurisdictions including the U.S. We plan to start a dose-ranging Phase 2b trial to assess the safety and efficacy of the fixed-dose combination in the second half of 2025. We have successfully completed a dose-ranging Phase 2 trial with glycopyrrolate to support this program.
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
Nuance Pharma
In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its IND application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023, and, in September 2024, Nuance completed enrollment in its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China with results expected in the second quarter of 2025.
Completion of treatment in the Phase 3 trial in March 2025 triggered a milestone payment of $5.0 million to the Company. This amount is due within 30 days.
In February 2025, Nuance announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients.
Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2024 Form 10-K during the three months ended March 31, 2025.
Components of results of operations
Product sales, net
With the FDA approval of Ohtuvayre and our commercial launch in the third quarter of 2024, we began to recognize product sales. We record product sales net of estimated distribution fees, government rebates and chargebacks, commercial chargebacks, product returns, co-pay assistance costs and other fees.
Other revenue
Other revenue consists of revenue unrelated to product sales of Ohtuvayre.

Cost of sales
We began to recognize cost of sales after the commercial launch of Ohtuvayre in the third quarter of 2024. Cost of sales includes the cost of producing inventory related to Ohtuvayre including manufacturing, freight and overhead as well as sales-based royalties due to Ligand.
Research and development costs
Research and development costs consist of salary and personnel related costs and third party costs for our research and development activities for ensifentrine. Personnel related costs include a share-based compensation charge relating to our share-based compensation. The largest component of third party costs is for clinical trials, as well as manufacturing for clinical supplies and associated development, and pre-clinical studies. Prior to obtaining regulatory approval for Ohtuvayre, we expensed costs relating to production of pre-launch inventory as research and development expense in our condensed consolidated statements of operations and comprehensive loss in the period incurred. All other research and development costs are expensed as incurred.
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
Other income/(expense)
Other income/(expense) are driven by interest income and expense, foreign exchange movements on cash and cash equivalents and taxes receivable, and, historically, the U.K. research and development tax credits (the “R&D tax credit”).
We have historically participated in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us on the basis that the Company is loss making. Credits recorded related to the 2023 and 2024 financial years are expected to be received in 2025.
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

Results of operations for the three months ended March 31, 2025 and 2024
The following table shows our statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Revenue:
Product sales, net	$71,256	$—	$71,256
Other revenue	5,000	—	5,000
Total revenue, net	76,256	—	76,256
Operating expenses:
Cost of sales	3,407	—	3,407
Research and development	14,054	6,764	7,290
Selling, general and administrative	69,112	20,434	48,678
Total operating expenses	86,573	27,198	59,375
Operating loss	(10,317)	(27,198)	16,881
Other income/(expense):
Research and development tax credit	—	585	(585)
Loss on extinguishment of debt	(407)	—	(407)
Interest income	3,891	3,378	513
Interest expense	(10,195)	(1,586)	(8,609)
Foreign exchange gain/(loss)	470	(219)	689
Total other (expense)/income, net	(6,241)	2,158	(8,399)
Loss before income taxes	(16,558)	(25,040)	8,482
Income tax benefit/(expense)	239	(754)	993
Net loss	$(16,319)	$(25,794)	$9,475
Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available in August 2024. Product sales, net for Ohtuvayre was $71.3 million for the three months ended March 31, 2025.
Other revenue
Other revenue was $5.0 million for the three months ended March 31, 2025, due to a milestone earned by the Company for Nuance Pharma’s completion of treatment in the Phase 3 trial development under the Nuance Agreement.
Cost of sales
Cost of sales was $3.4 million for the three months ended March 31, 2025 which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs and sales-based royalties due to Ligand.
Research and development costs
Research and development costs were $14.1 million for the three months ended March 31, 2025, compared to $6.8 million for the three months ended March 31, 2024, an increase of $7.3 million. This increase was primarily due to a $5.5 million increase in share-based compensation as well as an increase of $1.9 million for clinical trial and other development costs as we incurred costs related to the two Phase 2 studies initiated in the third quarter of 2024 related to the combination of ensifentrine and glycopyrrolate and Ohtuvayre in patients with bronchiectasis.

Selling, general and administrative costs
Selling, general and administrative costs were $69.1 million for the three months ended March 31, 2025, compared to $20.4 million for the three months ended March 31, 2024, an increase of $48.7 million. This increase was driven primarily by a $9.3 million increase in people-related costs and $27.1 million in share-based compensation, each of which were impacted by the hiring of our field sales team in mid-2024 in the lead-up to the launch of Ohtuvayre. Additionally, our marketing and other commercial related activities, including travel, increased by $7.8 million as we continue to incur costs supporting the launch of Ohtuvayre. We also had an increase of $2.7 million related to professional and consulting fees, information technology costs, other support costs due to the continued buildout of our commercial organization as well as an increase of $1.0 million related to third party costs related to our RIPSA repurchase and the amendment and draw of Tranche C of the Term Loans.
Other income/(expense)
Other income/(expense), net for the three months ended March 31, 2025 was expense of $6.2 million compared to income of $2.2 million for the three months ended March 31, 2024, a change of $8.4 million. This increase in net expense was primarily due to an increase in interest expense of $8.6 million related to our higher average debt balance and the noncash interest expense recognized on the RIPSA, which was repurchased in the first quarter of 2025.
Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Cash and cash equivalents at beginning of the period	$399,757	$271,772	$127,985
Net cash used in operating activities	(11,561)	(13,610)	2,049
Net cash used in investing activities	(535)	(16)	(519)
Net cash provided by/(used in) financing activities	13,457	(3,123)	16,580
Effect of exchange rate changes on cash and cash equivalents	297	(141)	438
Cash and cash equivalents at end of the period	$401,415	$254,882	$146,533
Operating activities
Net cash used in operating activities was $11.6 million in the three months ended March 31, 2025, compared to $13.6 million during the three months ended March 31, 2024, a decrease of $2.0 million. The decrease in cash used in operating activities was primarily due to our cash received from product sales of Ohtuvayre which was partially offset by the increase of commercial costs of Ohtuvayre and the related increase in people-related costs for the field sales team and commercial and corporate support functions.
Financing activities
Net cash provided by financing activities was $13.5 million in the three months ended March 31, 2025, compared to net cash used of $3.1 million in the three months ended March 31, 2024, a change of $16.6 million. The increase in cash provided by financing activities was primarily due to current period net proceeds of $12.6 million from Tranche C draw under the Term Loans and RIPSA repurchase and increase of $4.3 million for the cash received from the exercise of share options.

Liquidity and capital resources
To date, we have financed our operations primarily through the issuances of our equity securities, from borrowings under term loan facilities, from product sales and from the Nuance Agreement.
We have incurred recurring losses since inception, including net losses of $16.3 million for the three months ended March 31, 2025, and $173.4 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $578.8 million. We may incur additional losses and negative cash flows from operations until we reach profitability, if at all, and we may continue to incur operating losses in the future as we have expenses related to our commercial efforts as well as costs to expand our research and development efforts, advance our clinical development of ensifentrine in other formulations or for other indications, acquire and develop additional assets and seek to obtain regulatory approval for and commercialization of our pipeline.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Term Loans.
2025 Financing and Capital Transactions
During the three months ended March 31, 2025, we had the following financing transactions:
•Amended the Term Loans decreasing the interest rate from 11.0% to 9.7% and increasing the Tranche C draw under the Term Loans from $75.0 million to $125.0 million;
•Repurchased the RIPSA in full.
Refer also to Note 7 - Debt to the unaudited condensed consolidated financial statements for additional information on the Term Loans and RIPSA.
Funding requirements
We believe that our cash and cash equivalents as of March 31, 2025, our product sales and funding expected to become available under the Term Loans, will enable us to fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our condensed consolidated financial statements included elsewhere in this Form 10-Q. Future advances under the Term Loans are contingent upon achievement of certain commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan, at the sole discretion of the lenders. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions may exceed insured limits.
We may require additional capital to research and develop additional indications or additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. We may need to seek additional funding through public or private financings, debt financings, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all. In addition, the magnitude and duration of the global instability due to the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and the ongoing conflicts in Europe and the Middle East and their impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve.
We expect to finance our cash needs through a combination of the proceeds from Ohtuvayre product sales, securities offerings, debt financings, license and collaboration agreements and research grants. If we raise capital through equity securities offerings, the ownership interest of our ADS holders and shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect these holders’ rights as holders of our ADSs. Debt financing, if available, could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, to acquire, sell or license intellectual property rights, to make capital expenditures, to declare dividends, or other operating restrictions.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $401.4 million and $399.8 million, respectively, consisting primarily of money market funds. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the three months ended March 31, 2025.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The Company’s expenses in the three months ended March 31, 2025 were incurred primarily in U.S. dollars, but also included euros and pound sterling. As at March 31, 2025, approximately 2% of cash and cash equivalents and 5% of accounts payable were denominated in foreign currencies. In addition, the R&D tax credit receivable is in pound sterling. Due to the relative magnitude of our foreign currency holdings, a change of 1% in foreign exchange rates would not have a material effect on our business, financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our inception. We had net losses of $16.3 million for the three months ended March 31, 2025, and $173.4 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $578.8 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations, and support the commercialization of ensifentrine under the brand name Ohtuvayre™ (ensifentrine), which was approved by the FDA on June 26, 2024 for the maintenance treatment of chronic obstructive pulmonary disease ("COPD”) in adult patients. We generally use “Ohtuvayre” when referring to our FDA-approved version of ensifentrine, and “ensifentrine” when referring to our investigational programs for ensifentrine. We anticipate that our expenses will increase substantially as we:
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
Ohtuvayre is our only product approved for marketing. It is approved in the U.S. and Macau but is not approved in any other jurisdiction, and may never receive approval in other jurisdictions. We may not be successful in obtaining regulatory approval for any additional products, and Ohtuvayre may never generate revenues sufficient to achieve or sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. Our failure to achieve or sustain profitability would depress the market price of our ADSs and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our ADSs also could cause our ADS holders to lose all or part of their investment.
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
We estimate that our existing cash resources, our product sales and additional funding received and expected to become available under the 2024 Term Loans (as defined below) will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Future advances under the 2024 Term Loans are contingent upon achievement of certain commercial milestones and other specified conditions. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
The FDA approved our New Drug Application (“NDA”) for Ohtuvayre for the maintenance treatment of COPD in adult patients on June 26, 2024, and we began generating revenue from the sale of Ohtuvayre in August 2024. We have invested substantially all of our efforts and financial resources on the development of Ohtuvayre and preparation for its commercial launch, including costs related to commercial drug supply, sales, and marketing, and it is our sole source of revenue. Our ability to achieve profitability depends heavily on its successful commercialization. In addition, we have not submitted a marketing authorization application (“MAA”) to the EMA or comparable applications to other regulatory authorities for Ohtuvayre. The success of Ohtuvayre will depend on many factors, including the following:
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
On May 9, 2024 (the “2024 Effective Date”), Verona Pharma, Inc. entered into a term loan facility of up to $400.0 million (“2024 Term Loan Agreement”), with Oaktree Fund Administration, LLC, a Delaware limited liability company, as administrative agent, (in such capacity, the “Agent”) and certain funds managed by each of Oaktree Capital Management, L.P. (“Oaktree”) and OCM Life Sciences Portfolio LP (“OMERS”) party thereto (collectively the “Lenders”). On March 27, 2025 (the “First Amendment Effective Date”), we entered into the first amendment (the “First Amendment”) to the 2024 Term Loan Agreement with the Agent and the Lenders to, among other things, increase the Tranche C Term Loan commitment thereunder from $75.0 million to $125.0 million (increasing the overall term loan facility thereunder to a total of $450.0 million) and add a provision allowing us to incur a working capital credit facility of up to $75.0 million (the 2024 Term Loan Agreement as amended by the First Amendment, the “Term Loan Agreement” and the term loans borrowed thereunder, the “Term Loans”).
On the 2024 Effective Date, we received net proceeds of $52.8 million related to the Tranche A Term Loan under the 2024 Term Loan Agreement. We received net proceeds of $68.6 million related to the Tranche B Term Loan on June 28, 2024 following FDA approval of Ohtuvayre. On the First Amendment Effective Date, we drew down the full $125 million ($122.5 million in net proceeds) from the Tranche C Term Loans under the Term Loan Agreement. Pursuant to the First Amendment, the interest rate on the Term Loans was reduced from 11.0% per annum to 9.70% per annum, with a further reduction to 9.35% per annum upon achievement of certain sales milestones.
Our outstanding indebtedness, including any additional indebtedness incurred beyond our borrowings under the Term Loans, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
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
As a company based in the U.K. and whose securities are listed on Nasdaq, our business is subject to risks associated with conducting business internationally. Many of our suppliers and collaborative and clinical trial relationships are located outside the U.K. and the U.S. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including rising inflation and interest rates, or political instability in particular non-U.S. economies and markets;
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

•negative consequences from changes in tax laws, the imposition of tariffs, or trade wars;
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/ or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Even though the FDA has approved Ohtuvayre, we remain subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, Ohtuvayre and any other approved products could be subject to labeling and other restrictions, or market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems.
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
In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals in all major markets could result in significant delays, difficulties and costs for us and may require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of ensifentrine in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. While we have received approval in the U.S. for Ohtuvayre for the maintenance treatment of COPD in adult patients, and in Macau for the maintenance treatment of COPD in adult patients in collaboration with Nuance Pharma, we currently do not have any product candidates approved for sale in any other jurisdiction, whether in the EU or any other international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be compromised.
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
In the U.S., the EU and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:
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
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on our company and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products.
In addition, new and changing laws, regulations, executive orders and other governmental actions may also create uncertainty about how laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to effectively mitigate all adverse impacts from such measures.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our products, if approved. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
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
Relatedly, since the beginning of 2021, following the U.K.’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into U.K. national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. Government), as a data transfer mechanism from the U.K. to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Given the number of products already on the market and in development to treat COPD, asthma, CF and bronchiectasis, we expect to face intense competition for our products, including for Ohtuvayre, and for ensifentrine, if approved for these additional indications. Companies including GlaxoSmithKline, AstraZeneca, Vertex, Viatris, Theravance, Gilead, Genentech, Regeneron and Sanofi currently have treatments on the market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for bronchiectasis currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development and in the regulatory review process that could be approved in the future. Our products will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render our products obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
We are continuing to develop sales, marketing, operations, distribution and reimbursement capabilities and infrastructure after receiving approval of Ohtuvayre in June 2024, and we did not market, sell or distribute pharmaceutical products prior to the approval of Ohtuvayre. The establishment of commercial capabilities and infrastructure, including sales, marketing, operations, distribution, and reimbursement with technical expertise and supporting distribution capabilities to commercialize Ohtuvayre, is expensive and time consuming. Some or all of these costs were incurred in preparation for approval and will continue as we commercialize Ohtuvayre for the maintenance treatment of COPD in adult patients. In addition, our sales force may not be sufficient in size or have adequate expertise in the medical markets that we intend to target, and we may have difficulty retaining our sales employees or attracting new employees. Any failure of our internal sales, marketing, market access, and distribution capabilities on our own or through collaborations would adversely impact the commercialization of Ohtuvayre.
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
We are continuing to establish our infrastructure for the sales, marketing, market access, and distribution of Ohtuvayre, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. Additionally, the infrastructure we have built to support the launch of Ohtuvayre, future indications of ensifentrine, or other potential marketed products may not be sufficient, and we may be required to increase spending or add resources to support commercialization efforts.
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
Certain of our pharmaceutical products are manufactured outside of the U.S.. In certain years, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods. If the U.S. imposes additional tariffs on a broader range of imports from certain countries, and in response those countries take further retaliatory trade measures, these actions could impose additional costs on our business. Increased tariffs could require us to increase our prices which could decrease demand for our product, and in certain cases we may be unable to pass along increased costs to our customers.

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
If we fail to comply with our obligations under our existing and any future intellectual property licenses, the 2024 Loan Agreement, or any other future loan agreements with third parties, we could lose rights that are important to our business.
We are party to a license agreement with Ligand, under which we in-license certain intellectual property and were assigned certain patents and patent applications related to our business. We may enter into additional license agreements in the future. We expect that any future license agreements would impose various diligence, milestone payment, royalty, insurance and other obligations on us. We also entered into the 2024 Loan Agreement with the 2024 Lenders. The 2024 Term Loans are secured by a first-priority lien on substantially all of the assets of Verona Pharma, Inc. and the Company, including intellectual property. For further description of the 2024 Term Loans, see Note 7 – Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Any uncured, material breach under any of these agreements could result in our loss of rights to practice the patent rights and other intellectual property under these agreements, and could compromise our development and commercialization efforts for our products. Moreover, our future licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The issued patents covering the composition of matter for Ohtuvayre expired in 2020. Our other issued patents covering Ohtuvayre will expire between 2031 and 2044, subject to any patent extensions that may be available for such patents. If patents are issued on our pending US patent applications relating to Ohtuvayre, the resulting US patents are projected to expire on dates ranging from 2043 to 2045. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering Ohtuvayre are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Generic drug companies can also challenge the patents of a brand-name drug under the Hatch-Waxman Act. When a generic drug manufacturer files an Abbreviated New Drug Application (ANDA) or a New Drug Application (under 21 U.S.C. § 355(b)(2)) with the FDA to seek approval for a generic version of a brand-name drug that is already on the market, they must make certain certifications regarding the patents listed for such drug in the FDA’s publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). The Orange Book lists patents that innovator drug companies assert cover their drug products or use of those products and a Paragraph IV certification is a legal challenge to the validity or enforceability, or infringement, of the patent(s) listed in the Orange Book. If the generic applicant makes a Paragraph IV certification, they must also notify the patent holder and the NDA (New Drug Application) holder that they have filed an ANDA or NDA with a Paragraph IV certification, providing detailed reasons why the patent is not valid or not infringed. The filing of a Paragraph IV certification can trigger a statutory stay of approval of the ANDA or NDA for 30 months while the parties engage in patent litigation, unless the litigation is resolved in favor of the generic applicant sooner or the court orders otherwise. This process can be a critical aspect of the generic drug approval pathway and may impact the timing of a generic drug’s entry into the market. Currently, there are four patents listed in the Orange Book for our product Ohtuvayre. Additional pending patent applications related to Ohtuvayre may result in granted patents that are then eligible for Orange Book listing. Ohtuvayre (and the patents listed in the Orange Book for Ohtuvayre) may be cited by potential competitors as a reference listed drug in support of approval of an ANDA for a generic version of Ohtuvayre. Our ability to assert or defend patents covering Ohtuvayre through this process will be adversely affected if we fail to seek or maintain listing of eligible patents in the Orange Book, or fail to otherwise maintain patents for which we have already obtained Orange Book listing.
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
We are incorporated under English law. Some of our assets are located outside the U.S. and certain members of our board of directors reside outside the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Since becoming a commercial company following the FDA’s approval of Ohtuvayre, our internal controls over financial reporting may become more complex, which could increase the probability of deficiencies in our internal controls in the future. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.
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
In addition, for accounting periods beginning on or after April 1, 2024, the R&D intensive loss-making SME scheme threshold (broadly, the proportion of qualifying R&D expenditure compared to total expenditure, including connected group companies) is 30%. Therefore, loss-making SMEs with qualifying R&D expenditure of 30% or more of its total expenditure may claim an enhanced deduction of 86% and a repayable credit of 14.5%.
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
Based on the composition of our income and assets and the value of our assets in the taxable year ended December 31, 2024, we believe that we were not a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for such taxable year. However, no assurances regarding our PFIC status can be provided for any taxable year, including the current taxable year. If we are or have been classified as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our ordinary shares or ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares or ADSs as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends, and (iii) the obligation to comply with certain reporting requirements. We cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations.
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
If we are or have been classified as a PFIC in any year with respect to which a U.S. Holder owns our ordinary shares or ADSs, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns our ordinary shares or ADSs, regardless of whether we continue to meet the PFIC tests described above, unless the U.S. Holder makes a specified election once we cease to be a PFIC.
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
If a U.S. Holder (as defined above) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder would generally be treated as a “United States shareholder” (within the meaning of Section 951(b) of the Internal Revenue Code) with respect to each “controlled foreign corporation” (within the meaning of Section 957(a) of the Internal Revenue Code) (a “CFC”) in our group, if any. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such CFC, regardless of whether such CFC makes any distributions. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the expiration of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. An individual that is a U.S. shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are treated as CFCs or whether any such investor is treated as a U.S. shareholder with respect to any such CFCs. Further, we cannot provide any assurances that we will furnish to any U.S. shareholder information that may be necessary to comply with the reporting and tax payment obligations described above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.
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
•changes in U.S. and non-U.S. customs, tariffs and trade barriers;
•global geopolitical instability, including the ongoing conflicts in Europe and the Middle East;
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
Unstable market and economic conditions may have serious adverse consequences on our business and financial condition and the price of our ADSs. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, tariffs and trade wars, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the U.K. or the U.S. enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our ADSs may be adversely affected.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended March 31, 2025, our officers and directors took the following actions with respect to 10b5-1 trading plans:

Name and Title	Action	Date	End Date	Aggregate Number of ADS to be Sold Pursuant to Trading Arrangement
Andrew Fisher, General Counsel	Adopt	January 15, 2025	February 28, 2026	100,000
David Zaccardelli, President and Chief Executive Officer	Adopt	January 29, 2025	February 28, 2026	250,000
Mark Hahn, Chief Financial Officer	Adopt	January 29, 2025	February 28, 2026	250,000
Christina Ackermann, Non-Executive Director	Adopt	February 12, 2025	February 28, 2026	20,000

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1†	First Amendment to Credit Agreement and Guaranty, dated as of March 27, 2025, by and among the Company, Verona Pharma, Inc., Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto.	8-K	001-38067	10.1	3/28/2025
10.2	Form of Option Agreement pursuant to the Verona Pharma plc 2017 Second Amended and Restated Incentive Award Plan					*
10.3	Form of Restricted Share Unit Agreement pursuant to the Verona Pharma plc 2017 Second Amended and Restated Incentive Award Plan					*
10.4	Form of Performance Restricted Share Unit Agreement pursuant to the Verona Pharma plc 2017 Second Amended and Restated Incentive Award Plan					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
†    Portions of this exhibit (indicated by brackets and asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Schedules and exhibits have been omitted pursuant to Item 601(a)(5). The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERONA PHARMA PLC

Date: April 29, 2025	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: April 29, 2025	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer