Form 10-Q
period 2025-06-30
Verona Pharma plc
filed 2025-08-06
CIK 1657312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 689,536,966 ordinary shares, nominal value £0.05 per share, outstanding, which if all held in ADS form, would be represented by 86,192,121 American Depositary Shares, each representing eight (8) ordinary shares.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ADSs. The principal risks and uncertainties affecting our business include the following:
•Our pending acquisition by Merck may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the acquisition could adversely affect our business and the market price of our ADSs;
•The announcement and pendency of our acquisition by Merck could adversely affect our business, prospects, financial condition, and results of operations;
•We have a limited operating history and may not generate sufficient product revenue to sustain profitability;
•We may need additional funding to complete development and commercialization of any future product candidates and to continue to commercialize Ohtuvayre. If we are unable to raise capital when needed, or if a failure of any financial institution where we maintain our cash and cash equivalents prevents or delays us from accessing uninsured funds, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
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

•If our pending acquisition by Merck is not completed, and we fail to enter into new strategic relationships for ensifentrine, our business, research and development and commercialization prospects could be adversely affected;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

Verona Pharma plc
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$438,016	$399,757
Accounts receivable, net	82,858	31,496
Prepaid expenses	11,432	7,573
Tax incentive receivable	4,061	5,762
Inventory	8,612	6,249
Other current assets	3,872	2,735
Total current assets	548,851	453,572

Non-current assets:
Furniture and equipment, net	991	1,105
Inventory, long-term	5,910	1,972
Goodwill	545	545
Equity interest	15,000	15,000
Right-of-use assets	1,574	2,048
Total non-current assets	24,020	20,670
Total assets	$572,871	$474,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,434	$11,266
Accrued expenses	43,328	16,757
Royalties payable	3,088	1,100
Revenue interest purchase security agreement	—	687
Current operating lease liabilities	1,014	1,120
Taxes payable	—	8,889
Other current liabilities	374	2,862
Total current liabilities	51,238	42,681

Non-current liabilities:
Term loan	242,434	120,341
Revenue interest purchase security agreement	—	105,420
Non-current operating lease liabilities	926	1,241
Total non-current liabilities	243,360	227,002
Total liabilities	294,598	269,683

Commitments and contingencies

Shareholders' equity:
Ordinary £0.05 par value shares; 703,189,462 and 703,189,462 issued, and 687,930,486 and 677,008,254 outstanding, at June 30, 2025 and December 31, 2024, respectively	45,021	45,021
Additional paid-in capital	805,918	728,199
Ordinary shares held in treasury	(964)	(1,659)
Accumulated other comprehensive loss	(4,601)	(4,601)
Accumulated deficit	(567,101)	(562,401)
Total shareholders' equity	278,273	204,559
Total liabilities and shareholders' equity	$572,871	$474,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$102,939	$—	$174,195	$—
Other revenue	199	—	5,199	—
Total revenue, net	103,138	—	179,394	—
Operating expenses:
Cost of sales	4,756	—	8,163	—
Research and development	12,950	19,388	27,004	26,152
Selling, general and administrative	72,127	49,035	141,239	69,469
Total operating expenses	89,833	68,423	176,406	95,621
Operating income/(loss)	13,305	(68,423)	2,988	(95,621)
Other income/(expense):
Research and development tax credit	—	847	—	1,432
Loss on extinguishment of debt	—	(3,653)	(407)	(3,653)
Interest income	4,302	3,140	8,193	6,518
Interest expense	(6,822)	(1,757)	(17,017)	(3,343)
Foreign exchange gain/(loss)	1,097	25	1,567	(194)
Total other (expense)/income, net	(1,423)	(1,398)	(7,664)	760
Income/(loss) before income taxes	11,882	(69,821)	(4,676)	(94,861)
Income tax benefit/(expense)	39	(1,014)	278	(1,768)
Net income/(loss)	$11,921	$(70,835)	$(4,398)	$(96,629)

Income/(loss) per ordinary share - basic	$0.02	$(0.11)	$(0.01)	$(0.15)
Income/(loss) per ordinary share - diluted	$0.02	$(0.11)	$(0.01)	$(0.15)

Income/(loss) per ADS - basic	$0.14	$(0.87)	$(0.05)	$(1.19)
Income/(loss) per ADS - diluted	$0.13	$(0.87)	$(0.05)	$(1.19)

Weighted-average ordinary shares outstanding - basic	685,155	648,217	682,296	646,959
Weighted-average ordinary shares outstanding - diluted	727,223	648,217	682,296	646,959

Weighted-average ADS outstanding - basic(1)	85,644	81,027	85,287	80,870
Weighted-average ADS outstanding - diluted(1)	90,903	81,027	85,287	80,870
(1) Weighted-average ADS outstanding has been converted with a ratio of one ADS per eight ordinary shares
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands except share data)

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2024	703,189,462	$45,021	$728,199	$(1,659)	$(4,601)	$(562,401)	$204,559
Net loss	—	—	—	—	—	(16,319)	(16,319)
Restricted share units vested	—	—	—	72	—	(72)	—
Share options exercised	—	—	4,980	185	—	—	5,165
Common shares withheld for taxes on vested share awards	—	—	(4,287)	—	—	—	(4,287)
Share-based compensation	—	—	37,477	—	—	—	37,477
Balance at March 31, 2025	703,189,462	$45,021	$766,369	$(1,402)	$(4,601)	$(578,792)	$226,595
Net income	—	—	—	—	—	11,921	11,921
Restricted share units vested	—	—	—	230	—	(230)	—
Share options exercised	—	—	4,735	208	—	—	4,943
Share-based compensation	—	—	34,814	—	—	—	34,814
Balance at June 30, 2025	703,189,462	$45,021	$805,918	$(964)	$(4,601)	$(567,101)	$278,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary shares		Additional paid-in capital	Ordinary shares held in treasury	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance at December 31, 2023	667,659,630	$42,771	$601,063	$(1,517)	$(4,601)	$(388,433)	$249,283
Net loss	—	—	—	—	—	(25,794)	(25,794)
Restricted share units vested	—	—	—	170	—	(170)	—
Share options exercised	—	—	751	65	—	—	816
Common shares withheld for taxes on vested share awards	—	—	(3,338)	—	—	—	(3,338)
Equity settled share-based compensation reclassified as cash-settled	—	—	(237)	—	—	—	(237)
Share-based compensation	—	—	4,258	—	—	—	4,258
Balance at March 31, 2024	667,659,630	$42,771	$602,497	$(1,282)	$(4,601)	$(414,397)	$224,988
Net loss	—	—	—	—	—	(70,835)	(70,835)
Restricted share units vested	—	—	—	79	—	(79)	—
Common shares withheld for taxes on vested share awards	—	—	(1,273)	—	—	—	(1,273)
Equity settled share-based compensation reclassified as cash-settled	—	—	(200)	—	—	—	(200)
Share-based compensation	—	—	15,594	—	—	—	15,594
Balance at June 30, 2024	667,659,630	$42,771	$616,618	$(1,203)	$(4,601)	$(485,311)	$168,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss:	$(4,398)	$(96,629)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange (gain)/loss	(1,567)	194
Amortization of debt issuance costs	1,346	285
Accretion of RIPSA	1,654	—
Accretion of redemption premium on debt	—	120
Loss on extinguishment of debt	407	3,653
Share-based compensation	72,291	19,852
Depreciation	588	533
Changes in operating assets and liabilities:
Accounts receivable	(51,362)	—
Prepaid expenses	(3,859)	(1,816)
Tax incentive receivable	1,874	7,201
Inventory	(6,301)	—
Other current assets	(572)	35
Accounts payable	(7,832)	756
Accrued expenses	27,106	11,617
Royalties payable	1,988	21,322
Operating lease liabilities	(421)	(365)
Income taxes	(9,454)	1,765
Other current liabilities	(2,488)	765
Net cash provided by/(used in) operating activities	19,000	(30,712)
Cash flows from investing activities:
Purchases of furniture and equipment	(535)	(45)
Net cash used in investing activities	(535)	(45)
Cash flows from financing activities:
Proceeds from Term Loans	122,500	122,500
Proceeds from RIPSA	—	100,000
Payment of debt issuance costs	—	(2,303)
Repurchase of RIPSA	(109,921)	—
Repayment of 2023 Term Loans	—	(52,256)
Payments of withholding taxes from share-based awards	(4,287)	(5,048)
Proceeds from exercise of share options	10,108	816
Net cash provided by financing activities	18,400	163,709
Effect of exchange rate changes on cash and cash equivalents	1,394	(125)
Net change in cash and cash equivalents	38,259	132,827
Cash and cash equivalents at beginning of the period	399,757	271,772
Cash and cash equivalents at end of the period	$438,016	$404,599
Supplemental disclosure of cash flow information:
Income taxes paid	$9,176	$—
Interest paid	$16,397	$2,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Organization and description of business operations
Verona Pharma plc is incorporated and domiciled in the United Kingdom. Verona Pharma plc has two wholly-owned subsidiaries, Verona Pharma, Inc., a Delaware corporation, and Verona Pharma Ireland Limited, an Irish entity (together with Verona Pharma plc, the “Company”). The address of the registered office is 1 Central Square, Cardiff, CF10 1FS, United Kingdom.
The Company is a biopharmaceutical group focused on developing and commercializing innovative therapeutics for the treatment of respiratory diseases with significant unmet medical needs. The Company’s American Depositary Shares (“ADSs”) are listed on the Nasdaq Global Market (“Nasdaq”) and trade under the symbol “VRNA”.
On July 8, 2025, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Merck Sharp & Dohme LLC, a New Jersey limited liability company (“Merck” or “Parent”) and Vol Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Bidco”), pursuant to which Bidco (and/or at Merck’s election its nominee(s)) will acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”), for a total transaction value of approximately $10 billion, on the terms and subject to the conditions set forth therein. The Transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, including the approval of the Scheme of Arrangement by the Company’s shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. Refer also to Note 10 – Subsequent events for additional information regarding the Transaction.
On June 26, 2024, the U.S. Food and Drug Administration (the “FDA”) approved Ohtuvayre (ensifentrine) for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) in adult patients and the Company launched Ohtuvayre in the U.S. through an exclusive network of accredited specialty pharmacies in August 2024. Ohtuvayre is the Company’s first commercial product and the first inhaled therapy with a novel mechanism of action available for the maintenance treatment of COPD in more than 20 years.
Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 and phosphodiesterase 4 that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ohtuvayre is delivered directly to the lungs through a standard jet nebulizer without the need for high inspiratory flow rates or complex hand-breath coordination.
Verona is commercializing Ohtuvayre for the maintenance treatment of COPD in the U.S. Outside the U.S., the Company submitted marketing authorization applications for Ohtuvayre for the maintenance treatment of COPD in the UK and in the European Union (“EU”) in June and July 2025, respectively.
If the Transaction is not completed, Verona intends to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. The Company has entered into a strategic collaboration with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine, including Ohtuvayre, in Greater China. In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in May 2025, Nuance Pharma announced positive results from its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China.
On June 24, 2025, the Company provided notice (the “Buy-Back Notice”) to Nuance Pharma of its decision to exercise its option to buy back the license granted to Nuance Pharma pursuant to the Nuance Agreement (the “Buy-Back Option”), including any sublicenses granted by Nuance Pharma and all related assets. Nuance Pharma has disputed the Buy-Back Notice, and requested that it be withdrawn. The Company believes that the Buy-Back Notice was properly issued, and discussions are ongoing. The Buy-Back Notice may be withdrawn by us, at the Company’s sole discretion, at any point prior to paying Nuance Pharma the consideration due under the Buy-Back Option.
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

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
effective treatment for non-cystic fibrosis bronchiectasis (“bronchiectasis”). In the third quarter of 2024, the Company commenced a Phase 2 clinical trial to assess the efficacy and safety of nebulized ensifentrine in patients with bronchiectasis.
Liquidity
The Company has incurred recurring losses and, until the quarter ended June 30, 2025, negative cash flows from operations since inception, and has an accumulated deficit of $567.1 million as of June 30, 2025. The Company may incur additional losses and negative cash flows from operations if its products are unable to sustain commercial profitability in subsequent periods.
The Company expects that its cash and cash equivalents as of June 30, 2025, its anticipated product sales and funding expected to become available under the Term Loans (as defined in Note 7) will enable the Company to fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance.
Additionally, the Company may enter into out-licensing transactions from time to time but there can be no assurance that the Company can secure such transactions in the future. Accordingly, if the Transaction is not completed, the Company may need to obtain substantial additional funds to achieve its business objectives including, to further advance clinical and regulatory activities, to fund launch related costs and to create an effective sales and marketing organization to commercialize Ohtuvayre. Any such funding will need to be obtained through public or private financings, debt financing, collaboration or licensing arrangements or other arrangements. However, there is no guarantee the Company will be successful in securing additional capital on acceptable terms, or at all.
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
Segment reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has determined that the Chief Executive Officer (“CEO”) is the Company’s CODM as the CEO makes decisions as it relates to allocation of resources and key market strategies. The Company has one operating and reportable segment, the development and commercialization of pharmaceutical products. The CODM uses consolidated Net income/(loss) to assess financial performance and allocate resources. The significant expenses within Net income/(loss) are separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
Concentration of risk
For the three and six months ended June 30, 2025 the Company relied on five specialty pharmacies to purchase and supply Ohtuvayre to patients. These five specialty pharmacies accounted for 47%, 31%, 1%, 20% and 1% of product sales, net, respectively, for the three months ended June 30, 2025, 47%, 29%, 4%, 18% and 2% of product sales, net, respectively, for the six months ended June 30, 2025 and accounted for all of the Company's outstanding accounts receivable from product sales as of June 30, 2025. The loss, or a significant change in the buying patterns, of any one of these specialty pharmacies could negatively impact net sales of Ohtuvayre.
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
Note 3 - Inventory
The classes of inventory as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$1,823	$228
Finished goods	12,699	7,993
Inventory	$14,522	$8,221
No inventory was written down as a result of excess, obsolescence, scrap, or other reasons during the three and six months ended June 30, 2025.

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
The equity interest is recorded at cost as the Company has elected to use the measurement alternative for equity investments without readily determinable fair values. The Company evaluates this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the six months ended June 30, 2025.
In March 2025, Nuance Pharma completed the last treatment of the last patient under the Phase 3 Clinical Study of ensifentrine at which point the Company was due $5.0 million as a development milestone under the Nuance Agreement which was received in the three months ended June 30, 2025. This amount is included as Other revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In June 2025, the Company provided the Buy-Back Notice to Nuance Pharma of its decision to exercise the Buy-Back Option, including any sublicenses granted by Nuance Pharma and all related assets.
Note 5 - Accrued expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Rebates and other sales deductions	$21,802	$6,178
Clinical trial and other development costs	4,070	4,006
Professional fees and general corporate costs	9,527	3,642
People related costs	7,929	2,931
Total accrued expenses	$43,328	$16,757
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
As of June 30, 2025, the effective interest rate was approximately 11% per annum and there was no material difference between the carrying value and the estimated fair value of the Term Loans.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 - Share-based compensation
The following table shows the allocation of share-based compensation between research and development and selling, general and administrative costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capitalized to inventory	$522	$—	$1,161	$—
Research and development	5,126	3,664	11,605	4,680
Selling, general and administrative	29,166	11,930	59,525	15,172
Total	$34,814	$15,594	$72,291	$19,852
The following tables show the activity of each type of share-based compensation and are presented in ordinary shares. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares.
Share options activity

Number of share options outstanding
Balance as of December 31, 2024	32,873,392
Granted	1,269,600
Forfeited	(343,280)
Exercised	(2,885,032)
Balance as of March 31, 2025	30,914,680
Granted	4,208,000
Forfeited	(659,832)
Exercised	(3,254,632)
Balance as of June 30, 2025	31,208,216
Restricted stock units (“RSU”) activity

Number of RSUs outstanding
Balance as of December 31, 2024	14,830,112
Forfeited	(84,152)
Vested	(984,416)
Balance as of March 31, 2025	13,761,544
Granted	960,000
Forfeited	(205,816)
Vested	(981,728)
Balance as of June 30, 2025	13,534,000

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance restricted stock units (“PRSU”) activity
PRSUs will begin to vest upon achievement of certain performance conditions and are subject to continued service. The fair value of PRSUs will be recognized over the remaining service period using the graded-vesting method once the performance conditions are determined to be probable of occurring. The total compensation cost not yet recognized as of June 30, 2025 related to PRSUs was $65.4 million, which will be recognized over a weighted-average period of approximately one year.
A summary of the Company’s PRSU activity for the period ended June 30, 2025 is as follows:

Number of PRSUs outstanding
Balance as of December 31, 2024	30,561,974
Forfeited	(307,482)
Vested	(776,936)
Balance as of March 31, 2025	29,477,556
Forfeited	(593,040)
Vested	(2,638,104)
Balance as of June 30, 2025	26,246,412

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 - Net loss per share
Net loss per share is calculated on an ordinary share basis. The Company’s ADSs that are listed on Nasdaq each represent eight ordinary shares. The following table shows the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income/(loss)	$11,921	$(70,835)	$(4,398)	$(96,629)

Denominator:
Basic weighted average common shares outstanding	685,155	648,217	682,296	646,959
Effect of dilutive stock options, RSUs and PRSUs	42,068	—	—	—
Diluted weighted average common shares outstanding	727,223	648,217	682,296	646,959

Income/(loss) per share:
Basic	$0.02	$(0.11)	$(0.01)	$(0.15)
Diluted	$0.02	$(0.11)	$(0.01)	$(0.15)

Anti-dilutive shares	4,918	57,500	70,989	57,500
Note 10 - Subsequent events
Transaction Agreement
On July 8, 2025, the Company entered into the Transaction Agreement with Merck and Bidco, pursuant to which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of the Scheme of Arrangement.
Under the Transaction Agreement, at the effective time of the Scheme of Arrangement (the “Effective Time”), all ordinary shares subject to the Scheme of Arrangement, nominal value £0.05 per share, issued and outstanding as of the Effective Time will be acquired by Bidco (and/or at Merck’s election its nominee(s)), and the holders of such ordinary shares as of the record time for the Scheme of Arrangement, on the terms set out in the Scheme of Arrangement, will have the right to receive, for each such share, $13.375 in cash, without interest. Because each ADS represents a beneficial interest in eight (8) ordinary shares, holders of ADSs will be entitled to receive eight (8) times the foregoing cash amount, or $107 in cash, per ADS.
The Transaction Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to use commercially reasonable efforts to conduct its business and operations in all material respects in the ordinary course of business consistent with past practice, to cooperate in seeking regulatory approvals and not to engage in certain specified activities without Merck’s prior written consent. In addition, subject to certain exceptions, the Company has agreed not to solicit, initiate, knowingly encourage or knowingly facilitate, any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to an Acquisition Proposal (as defined in the Transaction Agreement), or take certain other restricted actions in connection therewith.
Notwithstanding the foregoing, if at any time prior to obtaining the required approvals by the Company’s shareholders, the Company or any of its representatives receives a written, bona fide Acquisition Proposal that did not result from a material breach of the Company’s obligations relating to non-solicitation as set forth in the Transaction Agreement and the Company’s Board of Directors (or a committee thereof) determines in good faith, after consultation with its financial advisors and outside legal counsel, that such Acquisition Proposal constitutes or is reasonably likely to lead to a Superior Proposal (as defined in the Transaction Agreement) and that the failure to take action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law, then the Company and any of its representatives may take certain actions to furnish information and participate and engage in discussions or negotiations with respect to such Acquisition Proposal, after providing written notice to Merck of such determination.

Verona Pharma plc
Notes to Condensed Consolidated Financial Statements
(unaudited)
The consummation of the Transaction is subject to certain customary closing conditions, including, among other things, (i) the expiration or termination of the required waiting period applicable to the consummation of the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, in each case, without the imposition of a burdensome condition, (ii) approval by the Company’s shareholders of the Scheme of Arrangement and the passing of the special resolution to amend the Company’s articles of association and other related matters, (iii) sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales, and (iv) no governmental authority of competent and applicable jurisdiction having (a) enacted, issued or promulgated any law that remains in effect and has the effect of (1) making the Transaction illegal or prohibiting or otherwise preventing the Transaction or (2) imposing a burdensome condition (other than a burdensome condition that Merck, in its sole discretion, has determined to accept) or (b) issued or granted any order that remains in effect and has the effects described in the preceding clauses.
The Transaction is expected to close in the fourth quarter of 2025.

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
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, the proposed acquisition of Verona Pharma plc by Merck Sharp & Dohme LLC, including without limitation the structure, timing and ability to consummate the transaction, the commercialization of Ohtuvayre, the development of our product candidates, including statements regarding the expected initiation, timing, progress and availability of data from our clinical trials, including our recently initiated Phase 2 clinical trials, potential regulatory approvals, research and development costs, timing and likelihood of success, potential collaborations, the duration of our patent portfolio, our estimates regarding expenses, future revenues, milestone payments, capital requirements, debt service obligations and our need for additional financing, our exercise of the Buy-Back Option and the impact and outcome of our related dispute with Nuance Pharma, including the results of any arbitration, the funding we expect to become available under our various financing agreements and from cash receipts from U.K. tax credits, and the sufficiency of our cash and cash equivalents to fund operations, are forward-looking statements.
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
On July 8, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with Merck Sharp & Dohme LLC, a New Jersey limited liability company (“Merck” or “Parent”) and Vol Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Bidco”), pursuant to which Bidco (and/or at Merck’s election its nominee(s)) will acquire our entire issued and to be issued share capital pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”), for a total transaction value of approximately $10 billion, on the terms and subject to the conditions set forth therein. The Transaction is expected to close in the fourth quarter of 2025, subject to certain customary closing conditions, including the approval of the Scheme of Arrangement by our shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. See “Note 10 – Subsequent events” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the Transaction.
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
We are commercializing Ohtuvayre for the maintenance treatment of COPD in the United States (“U.S”). Outside the U.S., the Company submitted marketing authorization applications for Ohtuvayre for the maintenance treatment of COPD in the UK and in the European Union (“EU”) in June and July 2025, respectively.
If the Transaction is not completed, we intend to license Ohtuvayre to companies with expertise and experience in developing and commercializing products in those regions. We entered into a strategic collaboration (the “Nuance Agreement”) with Nuance Pharma Limited, a Shanghai-based specialty pharmaceutical company (“Nuance Pharma”), to develop and commercialize ensifentrine, including Ohtuvayre, in Greater China. In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. In addition, in May 2025, Nuance Pharma announced positive results from its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China. See “Nuance Pharma” below for additional information regarding the Nuance Agreement.
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
We have, until the quarter ended June 30, 2025 , incurred recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $567.1 million as of June 30, 2025.

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
We believe that our cash and cash equivalents as of June 30, 2025, our anticipated product sales and funding expected to become available under the Term Loans will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. The remaining advances under the Term Loans are contingent upon the achievement of commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan (as defined in the Term Loans) under the Term Loans, at the sole discretion of the lenders thereto.

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
Nuance Pharma
In 2021, we entered into an agreement with Nuance Pharma for exclusive rights to develop and commercialize ensifentrine in Greater China, with future potential milestone payments up to $179 million plus royalties. In August 2022, Nuance Pharma received clearance from the Center of Drug Evaluation for its IND application to conduct both Phase 1 and Phase 3 studies with ensifentrine for the maintenance treatment of COPD in mainland China. Nuance Pharma initiated a Phase 1 trial with ensifentrine in healthy volunteers in March 2023, and, in May 2025, Nuance Pharma announced positive results from its own pivotal Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD in China.
Completion of treatment in the Phase 3 trial in March 2025 triggered a milestone payment of $5.0 million to the Company, which was received during the three months ended June 30, 2025.
In February 2025, Nuance Pharma announced that Ohtuvayre was approved in Macau, the first approval outside of the U.S., for the maintenance treatment of COPD in adult patients. On June 24, 2025, we provided notice (the “Buy-Back Notice”) to Nuance Pharma of our decision to exercise our option to buy back the license granted to Nuance Pharma pursuant to the Nuance Agreement (the “Buy-Back Option”), including any sublicenses granted by Nuance Pharma and all related assets. Nuance Pharma has disputed the Buy-Back Notice, and requested that it be withdrawn. We believe that the Buy-Back Notice was properly issued, and discussions are ongoing. The Buy-Back Notice may be withdrawn by us, at our sole discretion, at any point prior to paying Nuance Pharma the consideration due under the Buy-Back Option.
Critical accounting estimates
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2024 Form 10-K during the six months ended June 30, 2025.
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
We expect our research and development costs to increase related to our additional trials for a fixed-dose combination formulation for COPD patients and nebulized ensifentrine in patients with bronchiectasis.
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
We have historically participated in the U.K. Small and Medium Enterprises research and development tax relief program. The tax credits are calculated as a percentage of qualifying research and development expenditure and are payable in cash by the U.K. government to us on the basis that the Company is loss making. The credit recorded related to the 2024 financial year is expected to be received in 2025.
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

Results of operations for the three months ended June 30, 2025 and 2024
The following table shows our statements of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024	Change
Revenue:
Product sales, net	$102,939	$—	$102,939
Other revenue	199	—	199
Total revenue, net	103,138	—	103,138
Operating expenses:
Cost of sales	4,756	—	4,756
Research and development	12,950	19,388	(6,438)
Selling, general and administrative	72,127	49,035	23,092
Total operating expenses	89,833	68,423	21,410
Operating income/(loss)	13,305	(68,423)	81,728
Other income/(expense):
Research and development tax credit	—	847	(847)
Loss on extinguishment of debt	—	(3,653)	3,653
Interest income	4,302	3,140	1,162
Interest expense	(6,822)	(1,757)	(5,065)
Foreign exchange gain/(loss)	1,097	25	1,072
Total other expense, net	(1,423)	(1,398)	(25)
Income/(loss) before income taxes	11,882	(69,821)	81,703
Income tax benefit/(expense)	39	(1,014)	1,053
Net income/(loss)	$11,921	$(70,835)	$82,756
Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available in August 2024. Product sales, net for Ohtuvayre was $102.9 million for the three months ended June 30, 2025.
Cost of sales
Cost of sales was $4.8 million for the three months ended June 30, 2025 which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs and sales-based royalties due to Ligand.
Research and development costs
Research and development costs were $13.0 million for the three months ended June 30, 2025, compared to $19.4 million for the three months ended June 30, 2024, a decrease of $6.4 million. This decrease was primarily due to the prior year accrual of $6.3 million for the approval milestone payable to Ligand as well as $1.1 million related to pre-launch manufacturing costs for commercial supply. The impact of these items was partially offset by an increase of $1.5 million in share-based compensation.

Selling, general and administrative costs
Selling, general and administrative costs were $72.1 million for the three months ended June 30, 2025, compared to $49.0 million for the three months ended June 30, 2024, an increase of $23.1 million. This increase was driven primarily by a $10.9 million increase in people-related costs and $17.2 million in share-based compensation, as a result of the increase in headcount of our field sales team and supporting functions with the launch of Ohtuvayre. Additionally, our marketing and other commercial related activities, including travel, increased by $6.0 million and our professional and consulting fees, information technology costs, and other support costs increased by $3.4 million, each due to the continued buildout of our commercial organization. These increases were partially offset by the $15.0 million first sale milestone due to Ligand incurred in the prior year.
Other income/(expense)
Other expense, net for the three months ended June 30, 2025 was $1.4 million compared to $1.4 million for the three months ended June 30, 2024, with no significant change between the two periods. The current to comparative period changes include an increase in interest expense of $5.1 million related to our higher average debt balance which was partially offset by an increase in interest income of $1.2 million due to our higher average cash balance. Additionally, in the prior year we recognized loss on the extinguishment of our 2023 Term Loan of $3.7 million.

Results of operations for the six months ended June 30, 2025 and 2024
The following table shows our statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
Revenue:
Product sales, net	$174,195	$—	$174,195
Other revenue	5,199	—	5,199
Total revenue, net	179,394	—	179,394
Operating expenses:
Cost of sales	8,163	—	8,163
Research and development	27,004	26,152	852
Selling, general and administrative	141,239	69,469	71,770
Total operating expenses	176,406	95,621	80,785
Operating income/(loss)	2,988	(95,621)	98,609
Other income/(expense):
Research and development tax credit	—	1,432	(1,432)
Loss on extinguishment of debt	(407)	(3,653)	3,246
Interest income	8,193	6,518	1,675
Interest expense	(17,017)	(3,343)	(13,674)
Foreign exchange gain/(loss)	1,567	(194)	1,761
Total other (expense)/income, net	(7,664)	760	(8,424)
Loss before income taxes	(4,676)	(94,861)	90,185
Income tax benefit/(expense)	278	(1,768)	2,046
Net loss	$(4,398)	$(96,629)	$92,231

Product sales, net
Ohtuvayre received FDA approval on June 26, 2024 and the product was commercially available on August 6, 2024. Product sales, net for Ohtuvayre was $174.2 million for the six months ended June 30, 2025.
Other revenue
Other revenue was $5.2 million for the six months ended June 30, 2025, primarily due to a milestone earned by the Company for Nuance Pharma’s completion of treatment in the Phase 3 trial development under the Nuance Agreement in the first quarter of 2025.
Cost of sales
Cost of sales was $8.2 million for the six months ended June 30, 2025, which includes Ohtuvayre manufacturing costs incurred after FDA approval, inventory overhead costs and sales-based royalties due to Ligand.
Research and development costs
Research and development costs were $27.0 million for the six months ended June 30, 2025, compared to $26.2 million for the six months ended June 30, 2024, an increase of $0.9 million. This increase was primarily due to an increase of $6.9 million related to share-based compensation as well as a $2.0 million increase in clinical trial and other development costs as we incurred costs related to the two Phase 2 studies initiated in the third quarter of 2024 related to the combination of ensifentrine and glycopyrrolate and Ohtuvayre in patients with bronchiectasis. The prior year period also included the impact of the accrual of the $6.3 million approval milestone due to Ligand, as well as $1.1 million related to pre-launch manufacturing costs for commercial supply.

Selling, general and administrative costs
Selling, general and administrative costs were $141.2 million for the six months ended June 30, 2025 compared to $69.5 million for the six months ended June 30, 2024, an increase of $71.8 million. This increase was driven primarily by an increase of $20.2 million in people-related costs and $44.4 million in share-based compensation, as a result of the increase in headcount of our field sales team and supporting functions with the launch of Ohtuvayre. Additionally, our marketing and other commercial related activities, including travel, increased by $13.8 million and our professional and consulting fees, information technology costs, and other support costs increased by $7.2 million, each due to the continued buildout of our commercial organization. These increases were partially offset by the $15.0 million first sale milestone due to Ligand incurred in the prior year.
Other (expense)/income, net
Other expense, net for the six months ended June 30, 2025 was $7.7 million compared to income of $0.8 million for the six months ended June 30, 2024, a change of $8.4 million. This change was primarily driven by an increase in interest expense of $13.7 million related to our higher average debt balance and was partially offset by an increase in interest income of $1.7 million due to our higher average cash balance. Additionally, in the prior year we recognized loss on the extinguishment of our 2023 Term Loan of $3.7 million.
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
Cash and cash equivalents at beginning of the period	$399,757	$271,772	$127,985
Net cash provided by/(used in) operating activities	19,000	(30,712)	49,712
Net cash used in investing activities	(535)	(45)	(490)
Net cash provided by financing activities	18,400	163,709	(145,309)
Effect of exchange rate changes on cash and cash equivalents	1,394	(125)	1,519
Cash and cash equivalents at end of the period	$438,016	$404,599	$33,417
Operating activities
Net cash provided by operating activities was $19.0 million in the six months ended June 30, 2025, compared to net cash used in operating activities of $30.7 million during the six months ended June 30, 2024, a change of $49.7 million. The change in cash from operating activities was primarily due to our cash received from product sales of Ohtuvayre which was partially offset by the increase of commercial costs of Ohtuvayre and the related increase in people-related costs for the field sales team and commercial and corporate support functions.
Financing activities
Net cash provided by financing activities was $18.4 million in the six months ended June 30, 2025, compared to $163.7 million in the six months ended June 30, 2024, a decrease of $145.3 million. The decrease in cash provided by financing activities was primarily due to the net proceeds received of $167.9 million in the six months ended June 30, 2024 from the 2024 Term Loans and RIPSA while the current period includes the net proceeds of $12.6 million from Tranche C draw under the Term Loans and RIPSA repurchase. Additionally, there was an increase of $9.3 million for the cash received from the exercise of share options in the current year period.

Liquidity and capital resources
To date, we have financed our operations primarily through the issuances of our equity securities, from borrowings under term loan facilities, from product sales and from the Nuance Agreement.
We have incurred, until the quarter ended June 30, 2025, recurring losses and negative cash flows from operations since inception, and have an accumulated deficit of $567.1 million as of June 30, 2025.
We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than leases and the Term Loans.
2025 Financing and Capital Transactions
During the six months ended June 30, 2025, we had the following financing transactions:
•Amended the Term Loans decreasing the interest rate from 11.0% to 9.7% and increasing the Tranche C draw under the Term Loans from $75.0 million to $125.0 million;
•Repurchased the RIPSA in full.
Refer also to Note 7 - Debt to the unaudited condensed consolidated financial statements for additional information on the Term Loans and RIPSA.
Funding requirements
We believe that our cash and cash equivalents as of June 30, 2025, our product sales and funding expected to become available under the Term Loans, will enable us to fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of our condensed consolidated financial statements included elsewhere in this Form 10-Q. Future advances under the Term Loans are contingent upon achievement of certain commercial milestones and other specified conditions, and in the case of the Tranche E Term Loan, at the sole discretion of the lenders. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, our operating plan may change as a result of many factors, including as a result of the Transaction and risks related to such Transaction. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions may exceed insured limits.
We may require additional capital to research and develop additional indications or additional formulations of or with ensifentrine. In addition, we may seek to initiate or conduct preclinical or clinical studies with ensifentrine in additional indications or to discover or in-license and develop additional product candidates. Further, failure to complete the Transaction at all or within the expected timeframe, could adversely affect our business, the market price of our ADSs, and causes us to incur significant costs and/or termination fees.
If the Transaction is not completed, we may need to seek additional funding through public or private financings, debt financings, collaboration or licensing agreements and other arrangements. However, there is no guarantee that we will be successful in securing additional capital on acceptable terms, or at all. In addition, the magnitude and duration of the global instability due to the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and the ongoing conflicts in Europe and the Middle East and their impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve. Furthermore, the Transaction Agreement contains restrictions on our ability to issue ordinary shares or ADSs, subject to certain exceptions described therein.
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
•our ability to consummate the Transaction within the expected timeframe, if at all;
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $438.0 million and $399.8 million, respectively, consisting primarily of money market funds. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the three months ended June 30, 2025.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The Company’s expenses in the three months ended June 30, 2025 were incurred primarily in U.S. dollars, but also included euros and pound sterling. As at June 30, 2025, approximately 3% of cash and cash equivalents and 22% of accounts payable were denominated in foreign currencies. In addition, the R&D tax credit receivable is in pound sterling. Due to the relative magnitude of our foreign currency holdings, a change of 1% in foreign exchange rates would not have a material effect on our business, financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Transaction with Merck
The Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Transaction could adversely affect our business and the market price of our ADSs.
On July 8, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with Merck Sharp & Dohme LLC, a New Jersey limited liability company (“Merck” or “Parent”) and Vol Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Bidco”), pursuant to which Bidco (and/or at Merck’s election its nominee(s)) has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006, subject to the conditions described therein (the “Scheme of Arrangement” and such acquisition, the “Transaction”).
Under the Transaction Agreement, at the effective time of the Scheme of Arrangement (the “Effective Time”), all ordinary shares subject to the Scheme of Arrangement, nominal value £0.05 per share, issued and outstanding as of the Effective Time will be acquired by Bidco (and/or at Merck’s election its nominee(s)), and the holders of such ordinary shares as of the record time for the Scheme of Arrangement, on the terms set out in the Scheme of Arrangement, will have the right to receive, for each such share, $13.375 in cash, without interest (the “Consideration”). Because each ADS represents a beneficial interest in eight (8) ordinary shares, holders of ADSs will be entitled to receive eight (8) times the foregoing cash amount, or $107 in cash, per ADS (the “ADS Consideration”).
The consummation of the Transaction is subject to certain customary closing conditions, including, among other things, (i) the expiration or termination of the required waiting period applicable to the consummation of the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, in each case, without the imposition of a burdensome condition, (ii) approval by the Company’s shareholders of the Scheme of Arrangement and the passing of the special resolution to amend the Company’s articles of association and other related matters, (iii) sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales, and (iv) no governmental authority of competent and applicable jurisdiction having (a) enacted, issued or promulgated any law that remains in effect and has the effect of (1) making the Transaction illegal or prohibiting or otherwise preventing the Transaction or (2) imposing a burdensome condition (other than a burdensome condition that Merck, in its sole discretion, has determined to accept) or (b) issued or granted any order that remains in effect and has the effects described in the preceding clauses.
Many of the conditions to consummation of the Transaction are not within our control or the control of Merck or Bidco, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated within the expected timeframe, or at all. Failure to complete the Transaction within the expected timeframe, or at all, could adversely affect our business and the market price of our ADSs in a number of ways, including the following:
•if the Transaction is not completed within the expected timeframe, or at all, the share price of our ADSs may change to the extent that the current market price of our ADSs reflects assumptions regarding the completion of the Transaction;

•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Transaction, for which we may receive little or no benefit if the Transaction is not completed. Many of these fees and costs will be payable by us even if the Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Transaction;
•failure to complete the Transaction within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Transaction;
•the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•upon termination of the Transaction Agreement by us or Merck under specified circumstances, we would be required to pay a termination fee of approximately $100,000,000; and
•we could be subject to litigation related to any failure to complete the Transaction.
The announcement and pendency of our acquisition by Merck could adversely affect our business, prospects, financial condition, and results of operations.
The announcement and pendency of the Transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Transaction:
•the diversion of significant management time and resources towards the completion of the Transaction;
•the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
•difficulties maintaining relationships with investigators, healthcare professionals, consultants, third-party payors, customers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Transaction Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Transaction; and
•litigation relating to the Transaction and the costs and distractions related thereto.
The Transaction Agreement contains provisions that could discourage a potential competing acquirer of our Company or could result in any competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Merck a termination fee of approximately $100,000,000 in specified circumstances, including due to the entry by the Company into a definitive agreement with respect to a Superior Proposal (as defined in the Transaction Agreement), or certain other triggering events, such as if the High Court of Justice of England and Wales declines or refuses to sanction the Scheme of Arrangement and the Company shall have communicated to the Court at the hearing to sanction the Scheme of Arrangement that the Board no longer supports the consummation of the Transaction or no longer wishes the Court to sanction the Scheme of Arrangement. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Transaction Agreement is terminated prior to the consummation of the Transaction, after such termination of the Transaction Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Transaction, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Transaction Agreement, including, in certain circumstances, after a valid termination of the Transaction Agreement in accordance with the terms thereof.
While the Transaction Agreement is in effect, we are subject to restrictions on our business activities.

The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the Transaction, generally requiring us to use reasonable efforts to conduct our business and operations in all material respects in the ordinary course and to preserve intact our business organization and significant business relationships. In addition, we are subject to a variety of specified restrictions. Unless we obtain Merck’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Transaction Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our ADSs outside of our equity incentive plans, repurchase our ADSs, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Transaction Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our ADSs.
Risks Related to Our Business and Industry
We have a limited operating history and may not generate sufficient product revenue to sustain profitability.
We are a biopharmaceutical company with a limited operating history, and with the exception of the quarter ended June 30, 2025, have incurred significant operating losses since our inception. We had a net income of $11.9 million for the three months ended June 30, 2025, and a net loss of $173.4 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $567.1 million. Our losses have resulted principally from expenses incurred in research and development of ensifentrine, and from general and administrative costs that we have incurred while building our business infrastructure. We may continue to incur significant operating losses for the foreseeable future as we expand our research and development efforts, advance our clinical development of ensifentrine in other formulations, and support the commercialization of ensifentrine under the brand name Ohtuvayre™ (ensifentrine), which was approved by the FDA on June 26, 2024 for the maintenance treatment of chronic obstructive pulmonary disease ("COPD”) in adult patients. We generally use “Ohtuvayre” when referring to our FDA-approved version of ensifentrine, and “ensifentrine” when referring to our investigational programs for ensifentrine. We anticipate that our expenses will increase substantially as we:
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
To remain profitable, we must succeed in developing our product candidates and commercializing our product, Ohtuvayre, and any other products for which we may receive regulatory approval that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of ensifentrine in other formulations and other targeted indications, discovering and developing additional product candidates, obtaining additional regulatory approvals for ensifentrine and for any future product candidates that successfully complete clinical trials, establishing manufacturing, commercial and marketing capabilities and ultimately distributing and selling any products for which we obtain regulatory approval, including our approved product Ohtuvayre. We are only in the preliminary stages of some of these activities, such as the commercialization of Ohtuvayre. We may not succeed in all of these activities and, even if we do, we may not generate revenue that is significant enough to sustain profitability in future periods.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to sustain profitability in future periods. If we are required by the FDA, the European Medicines Agency (“EMA”), or other regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in the closing of the Transaction, completing our planned clinical trials or the development of ensifentrine in additional formulations or for other targeted indications, or any other product candidates, our expenses could increase and revenue could be further delayed.
Ohtuvayre is our only product approved for marketing. It is approved in the U.S. and Macau but is not approved in any other jurisdiction, and may never receive approval in other jurisdictions. We may not be successful in obtaining regulatory approval for any additional products, and Ohtuvayre may not generate revenues sufficient to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. Our failure to achieve or sustain profitability would depress the market price of our ADSs and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our ADSs also could cause our ADS holders to lose all or part of their investment.
If the Transaction is not completed, we may need additional funding to complete development and commercialization of any future product candidates and to continue to commercialize Ohtuvayre. If we are unable to raise capital when needed, or if a failure of any financial institution where we maintain our cash and cash equivalents prevents or delays us from accessing uninsured funds, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to commercialize Ohtuvayre, and conduct clinical trials of ensifentrine in other formulations and for other targeted indications. We expect to incur significant commercialization expenses related to activities including product positioning studies, product manufacturing, medical affairs, marketing, sales and distribution. Furthermore, we expect to incur ongoing costs associated with operating as a public company in the U.S. and maintaining a listing on the Nasdaq Global Market, or Nasdaq. Accordingly, if the Transaction is not completed, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
•our ability to consummate the Transaction within the expected timeframe, if at all;
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
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize Ohtuvayre or our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect our business, the holdings or the rights of our shareholders, or the value of our ordinary shares or ADSs. Additionally, the Transaction Agreement generally restricts our ability to issue ordinary shares or ADSs outside of our equity incentive plans during the interim period between the execution of the Transaction Agreement and the Effective Time (or the date on which the Transaction Agreement is earlier terminated). If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our research and development programs relating to ensifentrine or any commercialization efforts, be unable to expand our operations, or be unable to otherwise capitalize on our business opportunities, as desired, which could harm our business and potentially cause us to discontinue operations.
We depend solely on the commercial success of Ohtuvayre. If we are unable to generate significant revenue from the sale of Ohtuvayre or successfully develop ensifentrine for other indications, our financial condition will be adversely affected.
The FDA approved our New Drug Application (“NDA”) for Ohtuvayre for the maintenance treatment of COPD in adult patients on June 26, 2024, and we began generating revenue from the sale of Ohtuvayre in August 2024. We have invested substantially all of our efforts and financial resources on the development of Ohtuvayre and preparation for its commercial launch, including costs related to commercial drug supply, sales, and marketing, and it is our sole source of revenue. Our ability to sustain profitability depends heavily on its successful commercialization and potential regulatory approvals in other jurisdictions. The success of Ohtuvayre will depend on many factors, including the following:
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

We have received FDA approval to commercialize ensifentrine in the U.S. for the maintenance treatment of COPD in adult patients under the brand name Ohtuvayre, and are in the process of submitting applications to seek regulatory approval to commercialize ensifentrine in the European Union (“EU”) and additional countries, such as the United Kingdom. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries requires us to comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ensifentrine, and we cannot predict success in these jurisdictions.
Our limited operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2005, we have devoted substantially all of our resources to developing ensifentrine, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed multiple Phase 1 and 2 clinical trials with different formulations of ensifentrine and for different indications, and two registrational Phase 3 clinical trials with nebulized ensifentrine for the maintenance treatment of COPD. While we have received approval for marketing ensifentrine in the U.S. for the maintenance treatment of COPD in adults, we are in the early stages of sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we have recorded profit for only one fiscal quarter and have otherwise incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, including the Transaction, many of which are beyond our control. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the biopharmaceutical industry and our business in the long term.
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
From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.
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
Further, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of Ohtuvayre.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products.
The current U.S. administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and has proposed a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how these proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
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
Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”), the U.S. Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which any of our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Given the number of products already on the market and in development to treat COPD, asthma, CF and bronchiectasis, we expect to face intense competition for our products, including for Ohtuvayre, and for ensifentrine, if approved for these additional indications. Companies including GlaxoSmithKline, AstraZeneca, Vertex, Viatris, Theravance, Gilead, Genentech, Regeneron and Sanofi currently have treatments on the U.S. market for COPD, CF and asthma, and we anticipate that new companies will enter these markets in the future. While no treatments for bronchiectasis currently have marketing approval in the U.S. or EU, there are products in late-stage clinical development and in the regulatory review process that could be approved in the future. Our products will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of, and rapid technological changes in, the biopharmaceutical and pharmaceutical industries could render our products obsolete, less competitive or uneconomical. Our competitors may, among other things:
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
The successful commercialization of Ohtuvayre will depend in part on the extent to which government authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies for it. Failure to obtain or maintain adequate coverage and reimbursement for Ohtuvayre could limit our ability to market it and decrease our ability to generate revenue.
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
Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time- consuming and costly process that will require us to provide scientific and clinical support for the use of Ohtuvayre to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Specifically, we believe that Ohtuvayre will be primarily reimbursed under a medical benefit through either Medicare Part B or Medicare Advantage programs, and changes within how products are reimbursed under these programs could occur and those changes may affect the overall coverage and reimbursement of Ohtuvayre in the future.
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
Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.
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
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”) and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results.
In order for Ohtuvayre or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (the “VA”), Federal Supply Schedule (“FSS”) pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”) to four federal agencies (VA, U.S. Department of Defense (“DOD”), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (“Non-FAMP”) which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.
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
Patients or the medical community may not accept or use Ohtuvayre in the U.S. If Ohtuvayre does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of Ohtuvayre or other products will depend on a variety of factors, including:

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
Beyond Ohtuvayre, we may leverage the sales and marketing capabilities that we establish for Ohtuvayre to commercialize additional product candidates or market Ohtuvayre for other indications, if approved by the FDA, in the U.S. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates or Ohtuvayre for other indications, if approved.
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
On June 24, 2025, we provided notice to Nuance Pharma of our decision to exercise our option to buy back the license granted to Nuance Pharma pursuant to the Nuance Agreement. Nuance Pharma has disputed the Buy-Back Notice. The ongoing dispute may result in costly litigation or arbitration that diverts our management’s attention and resources, and there is no guarantee that the dispute will ultimately be determined in our favor, or that we will be able to obtain a negotiated resolution on terms favorable to us or at all.
We entered into a collaboration and license agreement with Nuance Pharma effective June 9, 2021, and as amended on November 18, 2024, and supplemented on February 15, 2022 (the “Nuance Agreement”) under which we granted Nuance Pharma the exclusive rights to develop and commercialize products containing ensifentrine (the “Nuance Licensed Products”) in Greater China (China, Taiwan, Hong Kong and Macau).
On June 24, 2025, we provided notice (the “Buy-Back Notice”) to Nuance Pharma of our decision to exercise our option to buy back the license granted to Nuance Pharma pursuant to the Nuance Agreement (the “Buy-Back Option”), including any sublicenses granted by Nuance Pharma and all related assets. Nuance Pharma has disputed the Buy-Back Notice, and requested that it be withdrawn. We believe that the Buy-Back Notice was properly issued, and discussions are ongoing. The Buy-Back Notice may be withdrawn by us, at our sole discretion, at any point prior to paying Nuance Pharma the consideration due under the Buy-Back Option.
Although we have formed a joint steering committee with Nuance Pharma to oversee and coordinate the overall conduct of the clinical development and commercialization of the Nuance Licensed Products in Greater China, we do not control all aspects of Nuance Pharma’s development and commercialization of the Nuance Licensed Products identified under the Nuance Agreement.
Our interests and Nuance Pharma’s interests may differ or conflict, including in connection with the ongoing dispute. If Nuance Pharma does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, including with respect to our exercise of the Buy-Back Option, our ability to develop and commercialize the Nuance Licensed Products in the manner of our choosing and to receive revenue from the commercialization of the Nuance Licensed Products could be impaired, and our business would be adversely affected.
We or Nuance Pharma may in the future file a request for binding arbitration under the International Chamber of Commerce Rules of Arbitration to resolve the ongoing dispute related to our exercise of the Buy-Back Option. Any such arbitration or other legal proceedings would require us to dedicate significant time, effort and financial resources, and there is no guarantee that the dispute will ultimately be determined in our favor, or that we can obtain a negotiated resolution on terms favorable to us or at all. Additionally, delays incurred in adjudicating, and other factors that may inhere in, the dispute may diminish the value of Nuance Licensed Products, in absolute terms and/or relative to competitors.
If the Transaction is not completed, and we fail to enter into new strategic relationships for ensifentrine, our business, research and development and commercialization prospects could be adversely affected.
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
We do not own facilities for manufacturing ensifentrine and its derived formulated products. Instead, we rely on and expect to continue to rely on third-party CMOs, for the supply of cGMP- or GMP-grade clinical trial materials of ensifentrine and its derived formulated products, including commercial quantities of Ohtuvayre. While we may contract with other CMOs in the future, we currently have two CMOs for the manufacture of ensifentrine drug substance and one CMO for the two formulations of ensifentrine. The facilities used to manufacture ensifentrine and its derived formulated products must be approved for the manufacture of ensifentrine by the FDA, and by comparable foreign regulatory authorities for approvals outside the U.S. While we provide sponsor oversight of manufacturing activities, we do not and will not directly control the manufacturing process of, and are or will be essentially dependent on, our CMOs for compliance with cGMP and similar foreign requirements for the manufacture of ensifentrine and its derived formulated products. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or a comparable foreign regulatory authority, it will not be able to secure or maintain regulatory approval for the manufacture of ensifentrine and its derived formulated products in its manufacturing facilities. In addition, we have little direct control over the ability of a CMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ensifentrine and its derived formulated products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, and obtain or maintain regulatory approval for or market ensifentrine and its derived formulated products. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of ensifentrine and its derived formulated products or that obtained approvals could be revoked. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our suppliers, CMOs and other third parties for the manufacture, storage and distribution of ensifentrine and its derived formulated products means that we are subject to the risk that ensifentrine and its derived formulated products may have manufacturing defects that we have limited ability to prevent, detect or control.
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
Certain of our pharmaceutical products are manufactured outside of the U.S. In certain years, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods. If the U.S. imposes additional tariffs on a broader range of imports from certain countries, and in response those countries take further retaliatory trade measures, these actions could impose additional costs on our business. Increased tariffs could require us to increase our prices which could decrease demand for our product, and in certain cases we may be unable to pass along increased costs to our customers.
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
Generic drug companies can also challenge the patents of a brand-name drug under the Hatch-Waxman Act. When a generic drug manufacturer files an Abbreviated New Drug Application (ANDA) or a New Drug Application (under 21 U.S.C. § 355(b)(2)) with the FDA to seek approval for a generic version of a brand-name drug that is already on the market, they must make certain certifications regarding the patents listed for such drug in the FDA’s publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). The Orange Book lists patents that innovator drug companies assert cover their drug products or use of those products and a Paragraph IV certification is a legal challenge to the validity or enforceability, or infringement, of the patent(s) listed in the Orange Book. If the generic applicant makes a Paragraph IV certification, they must also notify the patent holder and the NDA (New Drug Application) holder that they have filed an ANDA or NDA with a Paragraph IV certification, providing detailed reasons why the patent is not valid or not infringed. The filing of a Paragraph IV certification can trigger a statutory stay of approval of the ANDA or NDA for 30 months while the parties engage in patent litigation unless the litigation is resolved in favor of the generic applicant sooner or the court orders otherwise. This process can be a critical aspect of the generic drug approval pathway and may impact the timing of a generic drug’s entry into the market. Currently, there are four patents listed in the Orange Book for our product Ohtuvayre. Additional pending patent applications related to Ohtuvayre may result in granted patents that are then eligible for Orange Book listing. Ohtuvayre (and the patents listed in the Orange Book for Ohtuvayre) may be cited by potential competitors as a reference listed drug in support of approval of an ANDA for a generic version of Ohtuvayre. Our ability to assert or defend patents covering Ohtuvayre through this process will be adversely affected if we fail to seek or maintain listing of eligible patents in the Orange Book, or fail to otherwise maintain patents for which we have already obtained Orange Book listing.
We enjoy only limited geographical protection with respect to certain patents and may face difficulties in certain jurisdictions, which may diminish the value of our intellectual property rights in those jurisdictions.
We generally file our first patent application, or priority filing, at the U.K. Intellectual Property Office or the U.S. Patent and Trademark Office. International applications under the Patent Cooperation Treaty, or PCT, are usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in additional jurisdictions where we believe a product candidate may be marketed or manufactured. We have so far not filed for patent protection for our products in all national and regional jurisdictions where such protection may be available. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, we may decide to abandon national and regional patent applications before grant. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.
Competitors may use our or our licensors’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors or collaborators have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates, and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Our success depends upon the contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with ensifentrine and related technologies. Our key management individuals include our chief executive officer, David Zaccardelli, our chief financial officer, Mark Hahn, our general counsel, Andrew Fisher, our chief medical officer, Kathleen Rickard, our chief regulatory officer, Caroline Diaz, our chief commercial officer, Christopher Martin, and our chief development officer, Tara Rheault. The loss of key personnel could impact our commercialization efforts and research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to achieve our commercialization goals for Ohtuvayre and our product candidate development objectives, raise additional capital and implement our business strategy. The Transaction may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the Transaction will close and the impact of the Transaction on our employees.
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
Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be paid. Therefore, we must have distributable profits before issuing a dividend. We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, the Transaction Agreement generally restricts our ability to pay any dividends on our ordinary shares or ADSs during the interim period between the execution of the Transaction Agreement and the Effective Time (or the date on which the Transaction Agreement is earlier terminated). As a result, capital appreciation, if any, on our ADSs or ordinary shares will be our ADS holders’ and shareholders’ sole source of gain for the foreseeable future, and they will suffer a loss on their investment if they are unable to sell their ADSs or ordinary shares at or above the price at which they were purchased. Investors seeking cash dividends should not purchase our ADSs or ordinary shares.
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
The U.S. and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the U.K. In addition, uncertainty exists as to whether U.K. courts would entertain original actions brought in the U.K. against us or our directors or senior management predicated upon the securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of the U.K. as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement.
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
We and our subsidiaries are subject to tax laws and regulations in the United Kingdom, the United States, France, and other jurisdictions in which we operate. These laws and regulations are inherently complex, requiring us to make judgments about their application to our businesses. Governmental authorities may challenge our interpretations, potentially leading to administrative or judicial proceedings, penalties, or other material consequences. In addition, new income, sales use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
For example, on July 4, 2025, the OBBBA was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Internal Revenue Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Internal Revenue Code, and changes to the computation of taxes related to international operations. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our business and our results of operations. However, regulations and other United States Internal Revenue Service guidance implementing the OBBBA may give rise to new issues that we did not foresee, and further changes to tax laws may be implemented. Therefore, there can be no assurance that our business will not be adversely affected by the OBBBA or any other tax law changes.
We carry out research and development activities including, but not limited to, developing ensifentrine for various indications and delivery methods, and as a result we have previously benefitted in the U.K. from the HM Revenue and Customs, or HMRC, small and medium sized enterprises research and development relief, or SME R&D Relief, which, prior to April 1, 2024, provided relief against U.K. Corporation Tax either by way of an enhanced deduction in computing profits subject to U.K. Corporation Tax, or as a payable cash credit where a company is loss making and relevant criteria are met.
Broadly, SME R&D Relief allowed qualifying SMEs to deduct a total of 186% of their qualifying expenditure from their yearly profit for U.K. Corporation Tax purposes (the deduction is given by allowing an additional 86% deduction plus the usual 100% deduction, the “SME R&D Additional Deduction”). Where there were not sufficient profits for U.K. Corporation Tax purposes to fully utilize the SME R&D Additional Deduction, the excess (“surrenderable losses”) could be carried forward to offset against future taxable profits, or a tax credit equal to 10% of such surrenderable loss could be claimed in cash (the “SME R&D Tax Credit”).
Based on criteria established by HMRC, prior to April 1, 2024, a portion of expenditure incurred in relation to our research and development activities including, but not limited to, operating clinical trials, manufacturing, consultant and salary and related costs, was eligible for the SME R&D Additional Deduction. Our consequential surrenderable losses were also eligible for the SME R&D Tax Credit, in accordance with HMRC criteria.
In the financial statements for the years ended December 31, 2024 and December 31, 2023, we recorded SME R&D Tax Credits of $3.7 million and $2.0 million, respectively. We received the credit relating to the year ended December 31, 2022 in June 2024 and we received the credit relating to the year ended December 31, 2023 in May 2025. Based on the HMRC criteria, in 2025 we expect to receive the credit relating to the year ended December 31, 2024.
Changes to the U.K.’s SME R&D Relief regime that take effect for accounting periods beginning on or after April 1, 2024, may adversely affect the financial benefit of the R&D claim. Such changes have introduced a single R&D relief regime which merges the “RDEC” and SME R&D Relief scheme. The credit rate under the legislation is 20% of qualifying expenditure, with the credit itself subject to U.K. corporation tax. The credit will therefore be reduced by the applicable rate of U.K. corporation tax (the main rate of which is currently 25%), although the notional tax rate that applies to loss-making companies will be set at the lower rate of 19% for the purposes of the new R&D relief regime. Therefore, under current rates of U.K. corporation tax, profitable businesses subject to the main rate of U.K. corporation tax will effectively receive a credit of 15% of qualifying expenditure whilst loss-making businesses will receive a credit of 16.2%.

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
A “U.S. Holder” includes any beneficial owner of our ordinary shares or ADSs that, for U.S. federal income tax purposes, is or is treated as any of the following: a citizen or individual resident of the U.S.; a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the U.S., any state therein or the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Internal Revenue Code), or (ii) has a valid election in effect to be treated as a United States person. Special rules apply to investors who are, or who own our ordinary shares or ADSs through, an entity or arrangement treated as a partnership for U.S. federal income tax purposes.
If a U.S. Holder is treated as owning at least 10% of our ordinary shares or ADSs, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. Holder (as defined above) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. Holder would generally be treated as a “United States shareholder” (within the meaning of Section 951(b) of the Internal Revenue Code) with respect to each “controlled foreign corporation” (within the meaning of Section 957(a) of the Internal Revenue Code) (a “CFC”) in our group, if any. Under U.S. federal income tax rules currently in effect, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs, regardless of whether we are treated as a CFC. However, for taxable years beginning after December 31, 2025, as a result of the enactment of Section 958(b)(4) of the Internal Revenue Code by the OBBBA (restoring a limitation on so-called “downward attribution”), our non-U.S. subsidiaries generally will not be treated as CFCs with respect to a U.S. Holder that is a United States shareholder solely by reason of the inclusion of one or more U.S. subsidiaries within our group. A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of

“Subpart F income,” “global intangible low-taxed income” (renamed “net CFC tested income” for taxable years beginning after December 31, 2025, pursuant to the OBBBA) and investments in U.S. property by such CFC, regardless of whether such CFC makes any distributions. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the expiration of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are treated as CFCs or whether any such investor is treated as a United States shareholder with respect to any such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax payment obligations described above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs, including with respect to the potential effect of any changes pursuant to the OBBBA.
General Risks
The price of our ADSs may be volatile and may fluctuate due to factors beyond our control.
The trading market for publicly traded emerging biopharmaceutical and drug discovery and development companies has been highly volatile and is likely to remain highly volatile in the future. The market price of our ADSs may fluctuate significantly due to a variety of factors, including:
•our ability to consummate the Transaction within the expected timeframe, if at all;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended June 30, 2025, our officers and directors took the following actions with respect to 10b5-1 trading plans:

Name and Title	Action	Date	End Date	Aggregate Number of ADS to be Sold Pursuant to Trading Arrangement
Martin Edwards, Non-Executive Director	Adopt	May 20, 2025	December 31, 2025	25,000

Item 6. Exhibits

Incorporated by Reference to Filings Indicated

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing date	Filed/Furnished Herewith
2.1†	Transaction Agreement, dated as of July 8, 2025, by and among Verona Pharma, Merck and Vol Holdings LLC.	8-K	001-38067	2.1	7/9/2025
3.1	Articles of Association, as amended and as currently in effect	6-K	001-38067	1	12/30/2020
10.1	Voting Agreement, dated as of July 8, 2025, by and among Verona Pharma, Merck and the shareholders party thereto.	8-K	001-38067	10.1	7/9/2025
10.2†	First Amendment to Collaboration and License Agreement, dated November 18, 2024, by and between Verona Pharma plc, Nuance Pharma Limited and Nuance (Shanghai) Pharma Co Ltd					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

VERONA PHARMA PLC

Date: August 6, 2025	By:	/s/ David Zaccardelli
David Zaccardelli, Pharm. D.
President and Chief Executive Officer

Date: August 6, 2025	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer